Form 10-Q
period 2021-09-30
Arhaus, Inc.
filed 2021-12-09
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41009
Arhaus, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1729256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 E. Hines Hill Road Boston Heights, Ohio
(Address of Principal Executive Offices)
44236
(Zip Code)
(440) 439-7700
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	ARHS	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No  ☒
As of December 1, 2021 136,946,392 shares of the registrant’s common stock were outstanding.

Explanatory Note
Unless otherwise indicated or the context requires, “Arhaus,” the “Company,” “we,” “our” and “us” refer collectively to Arhaus, LLC and its subsidiaries. On November 8, 2021, Arhaus, Inc. completed an initial public offering (the “IPO”) of 12,903,226 shares of Class A common stock. In connection with the IPO, the Company completed the reorganization transactions described in Note 5 of the condensed balance sheets for Arhaus, Inc. and Note 12 of the condensed consolidated financial statements for Arhaus, LLC. For accounting purposes, the historical results included herein represent the assets, liabilities and results of operations of Arhaus, Inc. since the date of its formation and Arhaus, LLC and its subsidiaries prior to the IPO.

Part I - Financial Information
Item 1A. Financial Statements of Arhaus, Inc.

Arhaus, Inc.
Condensed Balance Sheets (unaudited)

	September 30, 2021	July 14, 2021
Assets
Cash and cash equivalents	$—	$—
Total assets	$—	$—

Commitments and contingencies (Note 4)	$—	$—

Stockholders’ Equity
Common stock, $0.001 par value per share, 1,000 shares authorized, no shares issued and outstanding	$—	$—
Total stockholders’ equity	$—	$—
The accompanying notes are an integral part of the unaudited condensed balance sheets.

Notes to Condensed Balance Sheets (unaudited)

1.     Organization

Arhaus, Inc. (the “Company”) was formed as a Delaware corporation on July 14, 2021. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Arhaus, LLC and its subsidiaries (“Arhaus”). Following the reorganization transactions described in Note 5, Arhaus, LLC became a wholly owned indirect subsidiary of the Company.

2.     Basis of Presentation and Summary of Significant Accounting Policies

A summary of significant accounting policies applied in the preparation of the condensed balance sheets are as follows.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Separate statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows have not been presented because the Company has not engaged in any business or other activities except in connection with its formation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

3.     Stockholders’ Equity

On July 14, 2021, the Company was authorized to issue 1,000 shares of common stock, par value $0.001 per share.

4.     Commitments and Contingencies

The Company may be subject to legal proceedings that arise in the ordinary course of business. There are currently no proceedings to which the Company is a party, nor does the Company have knowledge of any proceedings that are threatened against the Company.

5.     Subsequent Events
The Company has evaluated subsequent events through the date of the issuance of the condensed balance sheets, and no additional matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

Reorganization and Initial Public Offering

In connection with the IPO, the Company reorganized its ownership structure from a limited liability company to a corporation for the purpose of issuing common stock on a publicly traded exchange. Arhaus, Inc. serves as a holding company that indirectly wholly owns Arhaus, LLC and its subsidiaries. Pursuant to the terms of the Integrated Contribution Agreement by and among the Company, FS Arhaus Holding, Inc. (“FS Arhaus”), a Delaware corporation, Homeworks Holdings Inc. (“Homeworks”) and the unit holders of Arhaus, the following series of transactions were completed on November 8, 2021, which we refer to, collectively, as the Reorganization. These transactions included:

•the amendment and restatement of the certificate of incorporation of the Company, to authorize two classes of common stock, Class A common stock and Class B common stock and to authorize the Company to issue up to 750,000,000 shares of common stock, consisting of 600,000,000 share of Class A common stock, par value of $0.001 per share, 100,000,000

Notes to Condensed Balance Sheets (unaudited)
shares of Class B common stock, par value of $0.001 and 50,000,000 shares of Preferred Stock; and

◦the Company’s acquisition of the units of Arhaus currently held by FS Arhaus, Homeworks, John Reed (“Reed”) through the John P Reed Trust dated April 29, 1985, as Amended (“Reed Revocable Trust”) and the members of management who hold incentive units (“Management Unitholders”), pursuant to the mergers and exchange described below, and the issuance in those transactions of Class A common stock to the holders of FS Arhaus and the Management Unitholders and Class B common stock to Homeworks, Reed and the Reed Revocable Trust.

The following steps describe the transactions that were completed to effect the Reorganization on November 8, 2021:

•Step 1: The Company formed two wholly owned subsidiaries, Ash Merger Sub 1, Inc. (“Merger Sub 1”), a Delaware corporation, and Ash Merger Sub 2, Inc. (“Merger Sub 2”), a Delaware corporation;

◦Step 2(a): Merger Sub 1 merged with and into FS Arhaus, with FS Arhaus surviving the merger, or Surviving Corporation 1, and became a wholly owned subsidiary of the Company and the holders of FS Arhaus received shares of Class A common stock;

◦Step 2(b): Merger Sub 2 merged with and into Homeworks, with Homeworks surviving the merger, or Surviving Corporation 2, and became a wholly owned subsidiary of the Company and the owners of Homeworks, received shares of Class B common stock;

◦Step 2(c): The Management Unitholders contributed their units of Arhaus to the Company in exchange for shares of Class A common stock;

◦Step 2(d): Reed and the Reed Revocable Trust contributed their respective units of Arhaus to the Company in exchange for shares of Class B common stock; and

◦Step 2(e): The Company contributed the units of Arhaus that it owns directly to Surviving Corporation 1 and Surviving Corporation 2 in proportion to the units of Arhaus owned by Surviving Corporation 1 and Surviving Corporation 2; and

◦Step 3: The Company issued shares of our Class A common stock to the purchasers in the IPO.

As a result of the Reorganization, a total of 39,623,041 shares of Class A common stock and 87,536,950 shares of Class B common stock were issued to the former holders of FS Arhaus, the former holders of Homeworks, Reed, the Reed Revocable Trust and the Management Unitholders. Of the total 127,159,991 shares of common stock, 2,520,227 shares of Class A common stock and 596,598 shares of Class B common stock issued to Management Unitholders are subject to certain vesting conditions specified in individual award agreements and were issued as restricted shares with similar time-based vesting provisions as the incentive units that were exchanged for such shares. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled.

On November 8, 2021, the Company consummated its IPO of 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share. Shares of the Company’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “ARHS” on November 4, 2021.

Revolving Credit Facilities
On November 4, 2021 Arhaus terminated its revolving credit facility dated June 25, 2020, of which there were no borrowings drawn. The termination of the revolving credit facility resulted in the Company paying a $0.6 million early termination fee and writing off the remaining unamortized loan costs of $0.8 million.

On November 8, 2021, the Company entered into a new revolving credit facility agreement (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50 million,

Notes to Condensed Balance Sheets (unaudited)
which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.75% at origination), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.

Item 1B. Financial Statements of Arhaus, LLC and Subsidiaries

Arhaus, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$149,246	$50,739
Restricted cash equivalents	5,880	6,909
Accounts receivable, net	360	600
Merchandise inventory, net	170,555	108,022
Prepaid and other current assets	20,380	19,733
Total current assets	346,421	186,003
Property, furniture and equipment, net	137,013	117,696
Goodwill	10,961	10,961
Other noncurrent assets	885	1,284
Total assets	$495,280	$315,944

Liabilities and Members’ Deficit
Current liabilities
Accounts payable	30,383	29,113
Accrued taxes	10,102	7,910
Accrued wages	18,634	9,660
Accrued other expenses	17,412	11,317
Client deposits	260,204	154,128
Total current liabilities	336,735	212,128
Capital lease obligation	50,550	47,600
Deferred rent and lease incentives	76,534	71,213
Other long-term liabilities	51,310	21,094
Total liabilities	515,129	352,035

Commitments and contingencies (Note 10)

Members’ deficit
Accumulated Deficit	(22,654)	(37,761)
Additional Paid-in Capital	2,805	1,670
Total members’ deficit	(19,849)	(36,091)
Total liabilities and members’ deficit	$495,280	$315,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, LLC and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except unit and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$558,690	$344,606	$203,333	$120,501
Cost of goods sold	325,710	214,817	118,522	75,289
Gross margin	232,980	129,789	84,811	45,212
Selling, general and administrative expenses	196,212	105,122	68,137	40,964
Loss on disposal of assets	466	—	452	—
Income from operations	36,302	24,667	16,222	4,248
Interest expense	4,018	9,335	1,339	2,734
Income before taxes	32,284	15,332	14,883	1,514
State and local taxes	1,704	900	500	731
Net and comprehensive income	$30,580	$14,432	$14,383	$783
Net and comprehensive income (loss) attributable to the shareholders	$30,580	$10,058	$14,383	$(686)

Net and comprehensive income (loss) per share
Basic and diluted	$0.27	$0.09	$0.13	$(0.01)
Weighted-average number of shares outstanding
Basic and diluted	112,058,742	112,058,742	112,058,742	112,058,742
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, LLC and Subsidiaries Condensed Consolidated Statements of Changes in Mezzanine Equity and Members’ Deficit (Unaudited, amounts in thousands)

	Nine Months Ended
	Mezzanine Equity				Members' Deficit
	Class A Preferred		Class B Preferred		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Members' Deficit
Balances as of December 31, 2020	—	$—	—	$—	20,939	$—	7,488	$—	$(37,761)	$1,670	$(36,091)
Net income	—	—	—	—	—	—	—	—	30,580	—	30,580
Tax distribution	—	—	—	—	—	—	—	—	(15,473)	—	(15,473)
Incentive unit compensation	—	—	—	—	—	—	—	—	—	1,135	1,135
Balances as of September 30, 2021	—	$—	—	$—	20,939	$—	7,488	$—	$(22,654)	$2,805	$(19,849)

Balances as of December 31, 2019	1,250	$18,206	1,250	$18,206	20,939	$—	7,488	$—	$(34,747)	$1,367	$(33,380)
Net income	—	—	—	—	—	—	—	—	14,432	—	14,432
Tax distribution	—	—	—	—	—	—	—	—	(8,845)	—	(8,845)
Preferred units dividend unpaid	—	2,187	—	2,187	—	—	—	—	(4,374)	—	(4,374)
Incentive unit compensation	—	—	—	—	—	—	—	—	—	226	226
Balances as of September 30, 2020	1,250	$20,393	1,250	$20,393	20,939	$—	7,488	$—	$(33,534)	$1,593	$(31,941)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, LLC and Subsidiaries Condensed Consolidated Statements of Changes in Mezzanine Equity and Members’ Deficit (continued) (Unaudited, amounts in thousands)

	Three Months Ended
	Mezzanine Equity				Members' Deficit
	Class A Preferred		Class B Preferred		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Accumulated Deficit	Additional Paid-in Capital	Total Members' Deficit
Balances as of June 30, 2021	—	$—	—	$—	20,939	$—	7,488	$—	$(37,037)	$2,097	$(34,940)
Net income	—	—	—	—	—	—	—	—	14,383	—	14,383
Incentive unit compensation	—	—	—	—	—	—	—	—	—	708	708
Balances as of September 30, 2021	—	$—	—	$—	20,939	$—	7,488	$—	$(22,654)	$2,805	$(19,849)

Balances as of June 30, 2020	1,250	$19,659	1,250	$19,658	20,939	$—	7,488	$—	$(24,003)	$1,517	$(22,486)
Net income	—	—	—	—	—	—	—	—	783	—	783
Tax distribution	—	—	—	—	—	—	—	—	(8,845)	—	(8,845)
Preferred units dividend unpaid	—	734	—	735	—	—	—	—	(1,469)	—	(1,469)
Incentive unit compensation	—	—	—	—	—	—	—	—	—	76	76
Balances as of September 30, 2020	1,250	$20,393	1,250	$20,393	20,939	$—	7,488	$—	$(33,534)	$1,593	$(31,941)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, LLC and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$30,580	$14,432
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,206	12,682
Amortization of deferred financing fees, payment-in-kind interest and interest on capital lease in excess of principal paid	839	2,522
Incentive unit compensation expense	1,135	326
Derivative expense	29,905	500
Loss on disposal of assets	466	—
Amortization and write-off of lease incentives	(5,890)	(6,807)
Changes in operating assets and liabilities
Accounts receivable	240	185
Merchandise inventory	(62,533)	8,004
Prepaid and other current assets	(647)	(424)
Other noncurrent assets	—	(1,041)
Other noncurrent liabilities	335	(80)
Accounts payable	1,698	4,288
Accrued expenses	16,221	4,109
Deferred rent and lease incentives	6,958	12,645
Client deposits	106,076	63,779
Net cash provided by operating activities	142,589	115,120

Cash flows from investing activities
Purchases of property, furniture and equipment	(29,531)	(11,129)
Net cash used in investing activities	(29,531)	(11,129)

Cash flows from financing activities
Proceeds from revolving debt	—	20,500
Payments on revolving debt	—	(9,500)
Payments on long-term debt	—	(11,220)
Repurchase of incentive units	—	(100)
Principal payments under capital leases	(107)	—
Distributions to owners	(15,473)	(8,845)
Net cash used in financing activities	(15,580)	(9,165)
Net increase in cash, cash equivalents and restricted cash equivalents	97,478	94,826
Cash, cash equivalents and restricted cash equivalents
Beginning of period	57,648	18,559
End of period	$155,126	$113,385

Supplemental disclosure of cash flow information
Interest paid in cash	$3,877	$6,549
Income taxes paid in cash	$1,292	$1,079

Noncash operating activities:
Lease incentives	$4,253	$1,717
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$(428)	$220
Noncash financing activities:
Property, furniture and equipment additions due to build-to-suit lease transaction	$1,040	$—
Capital lease obligations	$2,591	$—
Dividends - unpaid	$—	$4,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
1
1.    Nature of Business and Basis of Presentation
Nature of Business
Arhaus, LLC (the “Company,” “we” or “Arhaus”) is a Delaware limited liability company and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, décor, and outdoor. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 77 Showrooms as of September 30, 2021.
At September 30, 2021 and December 31, 2020, all of the Company’s Class A units are owned by Homeworks Holdings Inc. (“Homeworks”) and John Reed (“Reed”) through the John P Reed Trust dated April 29, 1985, as Amended (“Reed Revocable Trust”). All shares of Homeworks are owned by the Reed Revocable Trust and related party trusts of Reed. All of the Company’s Class B units are owned by FS Arhaus Holding, Inc., a Delaware corporation. See Note 12 for our discussion of the reorganization of the Company that was consummated on November 8, 2021.
Effects of COVID-19 on Our Business
The COVID-19 outbreak in the first quarter of fiscal year 2020 caused disruption to our business operations. In our initial response to the COVID-19 health crisis, we undertook immediate adjustments to our business operations including temporarily closing all retail locations, furloughing employees, minimizing expenses and delaying investments, including pausing some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth quarters of fiscal year 2020 as a result of both the reopening of our Showrooms and strong consumer demand for our products. We had reopened all of our Showrooms and Outlet stores by June 30, 2020, although currently many of our Showrooms and Outlets continue to conduct business with occupancy limitations and other operational restrictions.
While we have been able to serve our clients and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand into net revenue at normal historical rates. We anticipate that the business conditions related to COVID-19 will continue to adversely affect the capacity of our vendors and supply chain to meet our demand during fiscal year 2021. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty.
Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions and closures of our physical operations in our Showrooms, Design Studios and Outlet stores. Although we experienced strong demand for our products during fiscal year 2020 and the nine months ended September 30, 2021, some of the demand may have been driven by stay-at-home restrictions that were in place throughout many parts of the United States. The exact impact of future changes to these stay-at-home restrictions cannot be predicted with certainty.

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process. Certain reclassifications have been made to prior years' condensed consolidated financial statements to conform to the current year's presentation.
Unaudited Interim Condensed Financial Statements
The accompanying condensed consolidated balance sheet at September 30, 2021, the condensed consolidated statements of comprehensive income and changes in mezzanine equity and members’ deficit for the nine and three months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2021; the results of operations and changes in mezzanine equity and members’ deficit for the nine and three months ended September 30, 2021 and 2020; and cash flows for the nine months ended September 30, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the nine and three months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated November 3, 2021.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting estimates and other matters included within our condensed consolidated financial statements, notes to the condensed consolidated financial statements and management’s discussion and analysis are revenue recognition, including a reserve for merchandise returns, goodwill and fair value of financial instruments which include, but are not limited to accounts receivable, payables, lease obligations, incentive unit compensation and a derivative instrument.
Client Deposits
Client deposits represent payments made by clients on orders. At the time of purchase, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects that client deposits as of September 30, 2021 will be recognized as net revenue within the next 12 months, as the performance obligations are satisfied.

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards of $0.8 million and $0.8 million is recorded in the accrued other expenses line item of the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are accounts receivable, payables, lease obligations, incentive unit compensation and a derivative instrument. Due to the short-term maturities of accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at September 30, 2021 and December 31, 2020. See Note 4 for discussion of our derivative, Note 5 for discussion of our lease obligations and Note 7 for discussion of our incentive unit compensation instruments.
The Company has established a hierarchy to measure our financial instruments at fair value, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect the Company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
Correction of an Immaterial Error
During the third quarter of 2021, the Company recorded an out-of-period adjustment to correct prior period overstatements of property, furniture and equipment, net and the cumulative understatement of selling, general and administrative expenses of $3.0 million. The errors were primarily caused by a capital lease asset being depreciated over a longer incorrect useful life. Management evaluated the impacts of the out-of-period adjustments to correct the errors for the nine and three months ended September 30, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustment was not material to the Company’s consolidated annual or interim financial statements for all impacted periods.
2.    Recently Issued Accounting Standards
New Accounting Standards or Updates Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheets. While it will still be necessary for lessees to distinguish between “operating” and “financing” (formerly known as “capital”) leases, and for lessors to distinguish between sales-type, direct financing, and operating leases, these distinctions will primarily affect how a lessee or lessor must recognize expense or income, respectively, in its income statement. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, for the Company. Early adoption is permitted. The adoption of this ASU will result in a material increase on the Company’s

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
condensed consolidated balance sheets for lease liabilities and right-of-use assets. While the Company is continuing to evaluate all potential impacts of the standard, we do not expect the adoption to have a material impact on the Company’s consolidated net earnings or cash flows. The Company plans to adopt ASU 2016-02 in 2022.
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The amendments in this update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice. The amendments in this update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after December 15, 2021 for non-public business entities. Early application is permitted. The amendments in this update should be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
3.    Merchandise Warranties
The Company warrants certain merchandise to be free of defects in both construction materials and workmanship from the date the performance obligation was fulfilled to the client for three to ten years depending on the merchandise category. The Company accounts for merchandise warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied merchandise. We estimate future warranty claims based on claim experience which includes materials and labor costs to perform the repairs. We use judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Balance as of beginning of period	$3,326	$3,164	$3,868	$3,020
Accruals during the period	5,652	3,211	2,138	1,112
Settlements during the period	(4,712)	(3,306)	(1,740)	(1,063)
Balance as of end of the period (1)	$4,266	$3,069	$4,266	$3,069
(1) - $2.4 million and $1.8 million were recorded in accrued other expenses at September 30, 2021 and December 31, 2020, respectively. The remainder is recorded in other long-term liabilities.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4.    Long-Term Debt
On June 25, 2020, the Company entered into a credit agreement (“Revolver”), which includes a revolving credit facility of $30.0 million with availability limited pursuant to a borrowing base formulated based on specified percentages of eligible inventory, net of reserves. The Company’s borrowings under the Revolver bears variable interest rates at the LIBOR index rate (“LIBOR”) plus the applicable margin (5.5% at September 30, 2021). In the event LIBOR ceases to be available during the term of the Revolver, the Revolver provides procedures to determine an Alternate Base Rate.
At September 30, 2021, we had no availability on the Revolver based on the borrowing base formula. The Company has the option, subject to terms and conditions, to borrow on the Revolver by means of LIBOR loans. The Revolver has certain financial covenants, including a minimum fixed charge ratio and minimum EBITDA requirements. The Revolver carries a non-use fee of 0.50% per annum. Loan costs related to the Revolver of $1.5 million are recorded in other noncurrent assets, net on the

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
condensed consolidated balance sheets and are amortized over the term of the debt on a straight-line basis, which approximates the effective interest method. Amortization expense was $0.4 million and $0.1 million for the nine and three months ended September 30, 2021, and is included in interest expense within the condensed consolidated statements of comprehensive income. Accumulated amortization related to loan costs for the revolver was $0.6 million as of September 30, 2021. The Revolver expires on June 25, 2023.
Prior to the Company entering into the Revolver, the debt structure (“Prior Credit Facilities”) included a revolving credit facility of $30.0 million (the “Prior Revolver”) with availability limited pursuant to a borrowing base formula based on specified percentages of eligible inventories and accounts receivable.
The Company had the option, subject to terms and conditions, to borrow on the Prior Revolver by means of any combination of Base Rate Loans or LIBOR Loans. The Company’s borrowings under the Prior Revolver bore variable interest rates for Base Rate Loans of the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) the LIBOR Rate plus 1%, and (d) 4.00% and at LIBOR loans at LIBOR plus the applicable margin. The Prior Revolver carried a non-use fee of 0.50% per annum. Loan costs related to the Prior Revolver were recorded in other noncurrent assets, net and were amortized over the term of the debt on a straight-line basis. Amortization expense was $0.2 million and $0.0 million for the nine and three months ended September 30, 2020, and is included in interest expense within the condensed consolidated statements of comprehensive income. The unamortized balance of the loan costs of $0.6 million as of June 25, 2020 were written off as interest expense within the condensed consolidated statements of comprehensive income, as the Company entered into a new credit agreement with different lenders.
The Company’s Prior Credit Facilities also included a term loan of $40.0 million (the “Term Loan”). The Term Loan bore interest at a rate equal to 16.0% per annum, of which 12.0% per annum was to be paid in cash and 4.0% per annum was to be paid in kind by capitalizing such amount and adding it to the principal amount of the loan each quarter. The Company was required to make a prepayment on the Term Loan in an amount not less than 50 percent of the Company’s Excess Cash Flow, as defined, on or before May 15th of the year following such fiscal year. Other than the mandatory Excess Cash Flow payments, as defined, which were calculated at the end of each fiscal year, the Term Loan had no required periodic principal payments during the term. The Term Loan facility permitted early principal payments subject to a 1.0% prepayment premium through December 26, 2020, and none thereafter. The Term Loan was paid in full on December 28, 2020.
Financing costs related to the Term Loan were amortized over the term of the Term Loan, on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.5 million and $0.2 million for the nine and three months ended September 30, 2020, and is included in interest expense within the condensed consolidated statements of comprehensive income.
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout is payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company they would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value of the Company. The exit fee is treated as a derivative and adjusted to fair value each reporting period. The Company recorded a liability of $49.5 million and $19.6 million at September 30, 2021 and December 31, 2020, respectively, related to the derivative that is classified within other long-term liabilities on the condensed consolidated balance sheets.
At September 30, 2021, the Company’s valuation of the derivative liability was measured using the probability-weighted expected return model (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of the derivative based upon an analysis of future values for the Company. The Company considered two different scenarios: (a) remain private; and (b) IPO. Under

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
the remain private scenario, as of September 30, 2021, the Company estimated the enterprise value by weighting the guideline public company method and the discounted cash flow method, and then relied on the option pricing method (“OPM”) and applied a discount for lack of marketability (“DLOM”). The OPM estimated the value using the Black-Scholes OPM. The Company will continue to evaluate the above assumptions for each reporting period. The fair value of the exit fee has been determined utilizing unobservable inputs and therefore is a Level 3 measurement under the fair value hierarchy.
The key assumptions used within the Black-Scholes OPM as of September 30, 2021 are as follows:

September 30, 2021
Term	10 years
Risk-free rate of return	1.50%
Volatility	40.00%
Dividend yield	0%
At December 31, 2020, the Company used a discounted cash flow method and guideline public company method to determine the fair value of equity which was used to calculate the fair value of the derivative liability. The key assumptions used within the valuation as December 31, 2020 are as follows:

December 31, 2020
Term	10 years
Risk-free rate of return	0.90%
Volatility	40.00%
Dividend yield	0%
The assumed volatility assumption is based on that of an identified group of comparable public companies. The fair value of the exit fee has been determined utilizing unobservable inputs and therefore is a Level 3 measurement under the fair value hierarchy.
The Company was in compliance with all covenants at September 30, 2021 and December 31, 2020. See Note 12 for a discussion of the termination of the revolver and the entering into a new revolving credit facility agreement.
5.    Leases
The Company leases real estate and equipment under operating leases, some of which are from related parties. The most significant obligations under these lease agreements require the payments of periodic rentals, real estate taxes, insurance and maintenance costs. Rent expense for the nine months ended September 30, 2021 and 2020 was $47.1 million and $43.5 million, respectively. Rent expense for the three months ended September 30, 2021 and 2020 was $15.8 million and $14.5 million, respectively. Amortization of landlord improvements for the nine months ended September 30, 2021 and 2020 was $8.7 million and $7.8 million, respectively. Amortization of landlord improvements for the three months ended September 30, 2021 and 2020 was $3.1 million and $2.7 million, respectively. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures. Percentage rent expense for the nine months ended September 30, 2021 and 2020 was $2.5 million and $0.7 million, respectively. Percentage rent expense for the three months ended September 30, 2021 and 2020 was $1.3 million and $0.1 million, respectively.
In March, 2021, the Company entered into a lease agreement with a related party for a distribution center and manufacturing building, with construction expected to be completed in the fourth quarter of

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
2021. The base lease term is for 12-years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. The Company has concluded that the lease is an operating lease.
Future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms as of September 30, 2021, are as follows (amounts in thousands):

Year Ending December 31,	Third Party	Related Party	Total

Remainder of 2021	$10,234	$1,143	$11,377
2022	40,802	4,596	45,398
2023	36,813	4,686	41,499
2024	32,614	3,873	36,487
2025	28,135	3,455	31,590
2026	24,569	3,374	27,943
Thereafter	104,163	25,564	129,727
	$277,330	$46,691	$324,021

In September, 2014, the Company entered into a lease agreement with a related party on a triple net basis for our headquarters building and distribution center, with construction completed during 2016. The base lease term is 17-years, with a 10-year renewal option at fixed rental payments, and with two additional 5-year renewal options at the fair market rental payments. The monthly rental payments range from $0.2 million to $0.5 million during the 17-year base lease term and from $0.5 million to $0.6 million during the 10-year renewal period. The Company has concluded that the lease is a capital lease. The capital lease obligation and related asset were valued at $45 million and were recorded in 2016 when the Company took control of the property. In September 2021, the Company amended the existing capital lease agreement to extend the lease term for an additional three years, which increased the capital lease obligation by $2.4 million and includes monthly rental payments of $0.6 million.

Further, the amended capital lease agreement provides for the expansion of the Company’s distribution center and monthly rental payments that have not been determined as of September 30, 2021. As part of the amended capital lease agreement, we qualify as the deemed owner of the expansion project due to significant involvement during the construction period under build-to-suit lease accounting requirements. We recorded the cost of the expansion in property, furniture and equipment, net and the offsetting lease financing obligations is recorded in accrued other expenses on our condensed consolidated balance sheets. As of September 30, 2021, we have recognized an asset and recorded a build-to-suit financing obligation of $1.1 million in accrued other expenses. During the fourth quarter of 2021 the related party lessor sold its interest in the leased assets to a third party. As a result, the lease will no longer be with a related party of the Company. Accumulated amortization was $9.5 million and $5.3 million at September 30, 2021 and December 31, 2020, respectively.

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Future minimum lease payments at September 30, 2021, for the capital lease related to the Company’s corporate headquarters and distribution center, are as follows (amounts in thousands):

Year Ending December 31,
Remainder of 2021	$1,168
2022	4,673
2023	4,673
2024	4,673
2025	4,673
2026	5,132
Thereafter	120,392
145,384
Less: Amount representing interest	(95,287)
$50,097
The Company has received certain rent abatements and has scheduled rent increases under various real estate leases. The condensed consolidated statements of comprehensive income reflects rent expense on a straight-line basis over the terms of the respective leases. A deferred rental obligation of $76.5 million and $71.2 million related to the lease incentives and the straight-line rent expense is reflected in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively, in the deferred rent and lease incentives line item.
6.    Mezzanine Equity
In connection with the issuance of the Prior Credit Facilities discussed in Note 4, the Class A and Class B unit equity holders made an aggregate $25.0 million capital contribution to the Company in exchange for 1,250,000 Class A Preferred Units and 1,250,000 Class B Preferred Units, respectively (collectively, the “Preferred Units”). The Preferred Units were issued pursuant to the Third Amended and Restated Limited Liability Company Agreement of the Company dated June 26, 2017 (the “2017 LLC Agreement”), and accrue a 16% per annum (compounded annually) preferred return. The Preferred Units have no voting rights and do not participate in profits or losses. Preferred Unit holders are entitled to receive distributions in excess of tax distributions to Class A and B members in proportion to the accrued and unpaid preferred return and unreturned capital contributions. Further, Preferred Unit holders are entitled to receive proceeds upon a capital transaction before other unit holders in proportion to the accrued and unpaid preferred return and unreturned capital contributions. The Company can redeem the Preferred Units at our discretion, however, because the Preferred Unit holders control the Board and could force the Company to redeem the Preferred Units they are recorded as mezzanine equity within the condensed consolidated balance sheets.
The accumulated 16% preferred return was $15.8 million at September 30, 2020. On December 29, 2020, the Preferred Units were repaid in full including the preferred return.
7.    Incentive Unit Compensation Arrangements
In May of 2021, the 2017 LLC Agreement and 2017 Equity Plan were amended to authorize the Company to issue up to 967,987 Class G Units. Additionally, in accordance with the amendments the authorized Class F and Class F-1 Units that could be issued were reduced to 2,190,514 and 2,190,514, respectively. No changes to the Company’s Class C and D incentive units were made. The Class C, D, F, F-1 and G Units are collectively referred to as the “Incentive Units.”
In May, June and July of 2021, the Company granted Class G Units that vest over a five year term and become fully vested in the event of a change in control, death or disability, as long as the holder of the

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Class G Units is employed by the Company on the date of such events. Further, certain unit holders who are terminated without cause will have unvested units fully vest upon that event.
The holders of the Class G Units do not share in distributions of operating cash flows. Upon the Class G Unit holder’s termination of employment, all unvested Class G Units are forfeited, and the Company has the right to purchase all vested Class G Units at a per unit price equal to the fair market value of Class G Unit determined at the date of such right is exercised as determined by an independent appraisal firm to be mutually agreed to by the Company and unit holder; provided; however, all vested and unvested Class G Units are forfeited without compensation in the event of termination with cause.
The Company has recorded Incentive Unit compensation expense of $1.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Incentive Unit compensation expense was $0.7 million and $0.0 million for the three months ended September 30, 2021 and 2020, respectively. Incentive Unit compensation expense is recorded within the selling, general and administrative expenses line item of the condensed consolidated statements of comprehensive income. Total unrecognized compensation cost for the Incentive Units to be recognized in future periods is $12.3 million at September 30, 2021, and will be recognized over a weighted average period of 4.55 years. The total grant-date fair value of incentive units that vested as of September 30, 2021 and December 31, 2020, were $0.3 million and $0.4 million, respectively.
Incentive Unit activity through September 30, 2021, is as follows:

	Class C		Class D		Class F/F-1		Class G
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value (1)	Units	Weighted Average Grant Date Fair Value
December 31, 2020	1,868,913	$0.57	96,318	$0.83	4,381,030	$0.63	—	$—
Granted	—	—	—	—	—	—	701,965	18.10
Forfeited	—	—	—	—	(109,916)	0.77	—	—
September 30, 2021	1,868,913	$0.57	96,318	$0.83	4,271,114	$0.63	701,965	$18.10
(1) - For each Class F Unit a corresponding Class F-1 Unit is authorized, issued and outstanding. The Class F Units and Class F-1 Units are aggregated for purposes of valuation.
Vested Incentive Units as of September 30, 2021 and December 31, 2020, are as follows:

	Class C	Class D	Class F/F-1	Class G
September 30, 2021	1,653,476	96,318	2,982,442	—
December 31, 2020	1,653,476	96,318	2,167,547	—
At September 30, 2021, the Company’s valuation of the Incentive Units granted in May, June and July of 2021 were measured using the PWERM. The PWERM is a scenario-based methodology that estimates the fair value of the Incentive Units awarded based upon an analysis of future values for the Company. The Company considered two different scenarios: (a) remain private; and (b) IPO. Under the remain private scenario, as of June 30, 2021, the Company estimated the enterprise value by weighting the guideline public company method and the discounted cash flow method, and then relied on the OPM and applied a DLOM. The OPM estimated the value using the Black-Scholes OPM. The fair value of the Incentive Units have been determined utilizing unobservable inputs and therefore is a Level

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
3 measurement under the fair value hierarchy.

2021 Awards
Term	10 years
Risk-free rate of return	1.50%
Volatility	40.00%
Dividend yield	0%
The expected term represents our expected time until a liquidity event as of the valuation date. The assumed volatility assumption is based on that of an identified group of comparable public companies over a similar term. The risk-free rate of return is based on the yields of U.S. Treasury securities with maturities similar to the expected term. We used an expected divided yield of zero, as we do not plan to pay cash dividends for the foreseeable future.
The fair values of each class of Incentive Units have been determined utilizing unobservable inputs, and therefore are Level 3 measurements under the fair value hierarchy.
Additionally, a probability distribution of possible future equity values is completed and incorporated into the calculation of respective Incentive Unit fair values. This is necessary as upon the occurrence of a liquidity event in the future, the proceeds thereof will be allocated in accordance with the distribution waterfall defined within the 2017 LLC Agreement.
8.    Segment Reporting
Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, lighting, textiles, décor, and outdoor. The assortment of merchandise can be purchased through our Showroom and eCommerce sales channels.
The majority of our net revenue is generated through sales to clients in the United States. Sales to clients outside of the United states are not significant. Further, no single client represents more than ten percent or more of our net revenue.
The following table shows net revenue by merchandise sales channel for the nine and three months ended September 30, 2021 and 2020, respectively (amounts in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Retail	$457,439	$283,286	$166,928	$98,894
eCommerce	101,251	61,320	36,405	21,607
Total net revenue	$558,690	$344,606	$203,333	$120,501
9.    Net and Comprehensive Income per Share
As discussed in Note 12, the Company reorganized its ownership structure from a limited liability company to a corporation for the purpose of issuing common stock on a publicly traded exchange. As a result of the Reorganization and IPO, existing Class A and Class B Unitholders of the Company were issued Class A and Class B common stock in Arhaus, Inc., in accordance with the distribution waterfall defined in the Company’s 2017 LLC Agreement. The Class A Unitholders received 80,792,206 shares

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
of Class B common stock and the Class B Unitholders received 31,266,536 shares of Class A common stock.

Accordingly, all share and per share amounts for all periods presented in the condensed consolidated statements of comprehensive income and this note have been adjusted retroactively, where applicable, to reflect the reorganization transaction.

Basic and diluted net and comprehensive income per share for the nine and three months ended September 30, 2021 and 2020, was calculated by adjusting net and comprehensive income attributable to Arhaus, LLC for preferred dividends, and dividing by basic and diluted weighted-average number of common shares outstanding (amounts in thousands except unit and per share data). Management Incentive Unitholders and Preferred Unitholders do not participate in the earnings or losses of the Company as of September 30, 2021 and 2020 and therefore are not participating securities. As such, they are not included within the calculation of basic or diluted earnings per share as of September 30, 2021 and 2020.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net and comprehensive income	$30,580	$14,432	$14,383	$783
Less: Preferred units dividend	—	4,374	—	1,469
Net and comprehensive income (loss) attributable to the shareholders	$30,580	$10,058	$14,383	$(686)

Denominator - Basic and Diluted
Weighted-average number of common shares outstanding	112,058,742	112,058,742	112,058,742	112,058,742
Net and comprehensive income (loss) per share, basic and diluted	$0.27	$0.09	$0.13	$(0.01)
10.    Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
11.    Related Party Transactions
For the Company’s discussion of related party transactions see Note 5.
12.    Subsequent Event
The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements, and no additional matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

Reorganization and Initial Public Offering

In connection with the IPO, the Company reorganized its ownership structure from a limited liability company to a corporation for the purpose of issuing common stock on a publicly traded exchange. Arhaus, Inc. serves as a holding company that indirectly wholly owns Arhaus, LLC and its subsidiaries. Pursuant to the terms of the Integrated Contribution Agreement by and among Arhaus, Inc., a Delaware corporation, FS Arhaus Holding, Inc. (“FS Arhaus”), a Delaware corporation, Homeworks Holdings Inc. (“Homeworks”) and the members of management who hold incentive units (“Management Unitholders”)

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
of the Company, the following series of transactions were completed on November 8, 2021, which we refer to, collectively, as the Reorganization. These transactions included:

•the amendment and restatement of the certificate of incorporation of Arhaus, Inc., to authorize two classes of common stock, Class A common stock and Class B common stock and to authorize the Company to issue up to 750,000,000 shares of common stock, consisting of 600,000,000 share of Class A common stock, par value of $0.001 per share, 100,000,000 shares of Class B common stock, par value of $0.001 and 50,000,000 shares of Preferred Stock; and

•Arhaus, Inc.’s acquisition of the units of the Company currently held by FS Arhaus, Homeworks, John Reed (“Reed”) through the John P Reed Trust dated April 29, 1985, as Amended (“Reed Revocable Trust”) and the Management Unitholders, pursuant to the mergers and exchange described below, and the issuance in those transactions of Class A common stock to the holders of FS Arhaus and the Management Unitholders and Class B common stock to Homeworks, Reed and the Reed Revocable Trust.

The following steps describe the transactions that were completed to effect the Reorganization on November 8, 2021:

•Step 1: Arhaus, Inc. formed two wholly owned subsidiaries, Ash Merger Sub 1, Inc. (“Merger Sub 1”), a Delaware corporation, and Ash Merger Sub 2, Inc. (“Merger Sub 2”), a Delaware corporation;

•Step 2(a): Merger Sub 1 merged with and into FS Arhaus, with FS Arhaus surviving the merger, or Surviving Corporation 1, and became a wholly owned subsidiary of Arhaus, Inc. and the holders of FS Arhaus received shares of Class A common stock;

•Step 2(b): Merger Sub 2 merged with and into Homeworks, with Homeworks surviving the merger, or Surviving Corporation 2, and became a wholly owned subsidiary of Arhaus, Inc. and the owners of Homeworks, received shares of Class B common stock;

•Step 2(c): The Management Unitholders contributed their units of the Company to Arhaus, Inc. in exchange for shares of Class A common stock;

•Step 2(d): Reed and the Reed Revocable Trust contributed their respective units of the Company to Arhaus, Inc. in exchange for shares of Class B common stock;

•Step 2(e): Arhaus, Inc. contributed the units of the Company that it owns directly to Surviving Corporation 1 and Surviving Corporation 2 in proportion to the units of the Company owned by Surviving Corporation 1 and Surviving Corporation 2; and

•Step 3: Arhaus, Inc. issued shares of our Class A common stock to the purchasers in the IPO.

As a result of the Reorganization, a total of 39,623,041 shares of Class A common stock and 87,536,950 shares of Class B common stock were issued to the former holders of FS Arhaus, the former holders of Homeworks, Reed, the Reed Revocable Trust and the Management Unitholders. Of the total 127,159,991 shares of common stock, 2,520,227 shares of Class A common stock and 596,598 shares of Class B common stock issued to Management Unitholders are subject to certain vesting conditions specified in individual award agreements and were issued as restricted shares with similar time-based vesting provisions as the incentive units that were exchanged for such shares. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled.

On November 8, 2021, Arhaus, Inc. consummated its IPO of 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share. Shares of Arhaus, Inc.’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “ARHS” on November 4, 2021.

Arhaus, Inc. used a portion of the net proceeds received from the IPO to pay the term loan exit fee of $64.1 million in connection with the term loan that was repaid on December 28, 2020, as discussed in Note 4. The Company will record an additional $14.6 million of selling, general and administrative

Arhaus, LLC and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
expenses in the fourth quarter of 2021 related to the change in fair value of the term loan exit fee as a result of the IPO.

Revolving Credit Facilities
On November 4, 2021 the Company terminated the Revolver dated June 25, 2020 of which there were no borrowings drawn. The termination of the Revolver resulted in the Company paying an $0.6 million early termination fee and writing off the remaining unamortized loan costs of $0.8 million.

On November 8, 2021, Arhaus, Inc. entered into a new revolving credit facility agreement (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.75% at origination), whereas the applicable margin is adjusted quarterly based on Arhaus, Inc.’s consolidated rent-adjusted total leverage ratio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated November 3, 2021 (the “Prospectus”). This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: our reliance on third-party transportation carriers and risks associated with increased freight and transportation costs; disruption in our receiving and distribution system, including a delay in the anticipated opening of our new distribution and manufacturing center; our ability to obtain quality merchandise in sufficient quantities; risks as a result of constraints in our supply chain; a failure of our vendors to meet our quality standards; the COVID-19 pandemic and its effect on our business; declines in general economic conditions that affect consumer confidence and consumer spending that could adversely affect our revenue; our ability to manage and maintain the growth rate of our business; our ability to anticipate changes in consumer preferences; risks related to maintaining and increasing showroom traffic and sales; our ability to compete in our market; our ability to adequately protect our intellectual property; the possibility of cyberattacks and our ability to maintain adequate cybersecurity systems and procedures; loss, corruption and misappropriation of data and information relating to clients and employees; changes in and compliance with applicable data privacy rules and regulations; compliance with applicable governmental regulations; effectively managing our eCommerce business and digital marketing efforts; and compliance with SEC rules and regulations as a public reporting company. These factors should not be construed as exhaustive. Furthermore, the potential impact of the COVID-19 pandemic on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements described above.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, dated November 3, 2021 (the “Prospectus”), and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following discussion contains references to calendar year 2020 and the nine and three months ended September 30, 2021 and September 30, 2020, which represents the condensed consolidated financial results of Arhaus, LLC and subsidiaries for the year ended December 31, 2020 and the nine and the three months ended September 30, 2021 and 2020, respectively.
Overview
Arhaus is a rapidly growing lifestyle brand and premium retailer in the home furnishings market, specializing in livable luxury supported by globally sourced, heirloom quality merchandise. We offer a differentiated direct-to-

consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, décor, and outdoor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and suppliers with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our direct sourcing network consists of more than 400 vendors, some of whom we have had relationships with since our founding. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients while delivering attractive margins.

We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates provide valued insight and advice to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping experience online while also experiencing our theater-like Showrooms throughout the shopping process. We offer an in-home designer services program, through which our in-home designers provide expert advice and assistance to our clients.
At September 30, 2021, we operated 77 Showrooms, 54 with in-home interior designers. At December 31, 2020 we operated 74 Showrooms, 45 with in-home interior designers.

	September 30, 2021	December 31, 2020
Traditional showrooms	72	70
Design Studios	2	1
Outlets	3	3
Total retail locations	77	74
Total square footage (in thousands)	1,288	1,258

For the nine months ended September 30, 2021, we generated $558.7 million of net revenue, gross margin as a percent of net revenue of 41.7% and $30.6 million of net and comprehensive income. For the three months ended September 30, 2021, we generated $203.3 million of net revenue, gross margin as a percent of revenue of 41.7% and $14.4 million of net and comprehensive income. We have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, lighting, textiles, décor, and outdoor.
Effects of COVID-19 on Our Business
The COVID-19 outbreak in the first quarter of fiscal year 2020 caused disruption to our business operations. In our initial response to the COVID-19 health crisis, we undertook immediate adjustments to our business operations including temporarily closing all retail locations, furloughing employees, minimizing expenses and delaying investments, including pausing some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth quarters of fiscal year 2020 as a result of both the reopening of our Showrooms and strong consumer demand for our products. We had reopened all of our Showrooms and Outlet stores by June 30, 2020, although currently many of our Showrooms and Outlets continue to conduct business with occupancy limitations and other operational restrictions.
While we have been able to serve our clients and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.

Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand and recognize as net revenue at normal historical rates. We anticipate that the business conditions related to COVID-19 will continue to adversely affect the capacity of our vendors and supply chain to meet our demand during fiscal year 2021. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty.
Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions and closures of our physical operations in our Showrooms, Design Studios and Outlet stores. Although we experienced strong demand for our products during fiscal year 2020 and the nine months ended September 30, 2021, some of the demand may have been driven by stay-at-home restrictions that were in place throughout many parts of the United States. The exact impact of changes to these stay-at-home restrictions cannot be predicted with certainty.
How We Assess the Performance of Our Business
In addition to U.S. GAAP results, this Form 10-Q contains references to the non-GAAP financial measures below. We use these non-GAAP measures to help assess the performance of our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with U.S. GAAP, we believe that providing these non-GAAP financial measures are useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of non-recurring items.
The non-GAAP financial measures presented herein are specific to us and may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating them. These measures are also not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect tax payments, debt service requirements and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs. Management compensates for these limitations by relying on our U.S. GAAP results in addition to using these non-GAAP financial measures. The non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We consider the following financial and operating measures that affect our results of operations:
Net Revenue and Demand. Net revenue is recognized when a client obtains control of the merchandise. We also track demand in our business which is a key performance indicator linked to the level of client orders placed. Demand is an operating metric that we use in reference to the dollar value of orders (based on purchase price) measured at the time the order is placed, net of the dollar value of cancellations and returns (based on unpaid purchase price and amount credited to the client). These orders are recognized as net revenue upon a client obtaining control of the merchandise. Because demand is measured net of cancellations, all demand will eventually become net revenue, with appropriate reserves, when delivered to the client.
Comparable Growth. Comparable growth is the year-over-year percentage change of the dollar value of orders delivered (based on purchase price), net of the dollar value of returns (based on amount credited to the client), from our comparable Showrooms and eCommerce, including through our direct-mail catalog. This metric is used by management to evaluate Showroom performance for locations that have been opened for at least 15 consecutive months, which enables management to view the performance of those Showrooms without the dollar value of orders delivered for new Showrooms being included. Comparable Showrooms are defined as permanent Showrooms open for at least 15 consecutive months, including relocations in the same market. Showrooms record demand immediately upon opening, while orders take additional time because product must be delivered to the client. Comparable Showrooms that were temporarily closed during the year due to COVID-19 were not excluded from the comparable Showroom calculation. Outlet comparable locations’ dollar value of orders delivered are included.
Demand Comparable Growth. Demand comparable growth is the year-over-year percentage change of demand from our comparable Showrooms and eCommerce, including through our direct-mail catalog. This metric is used by management to evaluate Showroom demand performance for locations that have been opened for at least 13 consecutive months, which enables management to view the performance of those Showrooms without new Showroom demand included. Comparable Showrooms are defined as permanent Showrooms open for at least 13 consecutive months, including relocations in the same market. Comparable Showrooms that were temporarily closed during the year due to COVID-19 were not excluded from the comparable Showroom calculation. Outlet comparable location demand is included.

Demand comparable growth provides insight into business performance in a particular period by comparing the dollar value of orders (based on purchase price) placed in that period to the prior comparable period. Although these orders do not result in net revenue until the order is delivered at a later point in time, management utilizes this metric to evaluate core performance. Comparable growth is an additional measure that management utilizes to compare the dollar value of orders delivered (based on purchase price) in a period compared to the prior comparable period. Since delivery generally coincides with recognition of net revenue, with appropriate reserves, comparable growth trends will more closely track trends in reported net revenue than demand comparable growth trends. While increases or decreases in demand comparable growth will translate into increases or decreases in comparable growth over time, the trends do not necessarily correlate in any particular period. This is partially due to the general lag in time between when an order is placed and when an order is delivered. When the time gap from order to delivery increases, due to supply chain challenges for example, it may take longer for comparable growth to reflect demand comparable growth. Notwithstanding these limitations, management considers it useful to assess both measures together to get a more complete picture of overall performance trends, and believes these measures can be useful to investors for the same purpose, when viewed together with our reported results and other metrics.
Gross Margin. Gross margin is equal to our net revenue less cost of goods sold. Cost of goods sold include the direct cost of purchased merchandise; inventory shrinkage; inbound freight; all freight costs to get merchandise to our Showrooms; credit card fees; design, buying and allocation costs; occupancy costs related to Showroom operations, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our Showrooms. In addition, cost of goods sold includes all logistics costs associated with shipping product to our clients, which are partially offset by delivery fees collected from clients (recorded in net revenue on the condensed consolidated statements of comprehensive income).
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy, expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization, warehouse expenses and marketing expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely earned before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce channel. All new Showroom opening expenses other than occupancy are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue is usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.
EBITDA. We define EBITDA as consolidated net income before depreciation and amortization, interest expense and state and local taxes.

Adjusted EBITDA. We define adjusted EBITDA as EBITDA adjusted for items that we believe are not reflective of underlying operating performance in a particular period. We believe that adjusted EBITDA is a useful measure of operating performance as the adjustments eliminate items that we believe are not reflective of underlying operating performance in a particular period. This facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business.
Because adjusted EBITDA omits items that we believe are not reflective of underlying operating performance in a particular period as well as non-cash items, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and can be more reflective of our operating performance in a particular period. We also use adjusted EBITDA as a method for planning and forecasting overall expected performance and for evaluating actual results against such expectations on a quarterly and annual basis.
The following is a reconciliation of our net income to EBITDA and adjusted EBITDA for the periods presented:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$30,580	$14,432	$14,383	$783
Interest expense	4,018	9,335	1,339	2,734
State and local taxes	1,704	900	500	731
Depreciation and amortization	17,206	12,682	8,297	4,244
EBITDA	53,508	37,349	24,519	8,492
Incentive unit compensation expense	1,135	326	708	76
Derivative expense(1)	29,905	500	100	167
Other expenses(2)	5,806	2,727	5,188	944
Adjusted EBITDA	$90,354	$40,902	$30,515	$9,679
___________
(1)We repaid our term loan in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period.
(2)Other expenses represent costs and investments not indicative of ongoing business performance, such as third-party consulting costs, one-time project start-up costs, one-time costs related to the Reorganization and IPO, severance, signing bonuses, recruiting and project-based strategic initiatives. For the nine months ended September 30, 2021, these other expenses consisted primarily of $5.0 million of costs related to the Reorganization and IPO and $1.5 million of severance, signing bonuses and recruiting costs. For the three months ended September 30, 2021, these other expenses consisted primarily of $3.5 million of costs related to the Reorganization and IPO and $0.5 million of severance, signing bonuses and recruiting costs.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. In the nine months ended September 30, 2021, we opened six Showrooms and closed three Showrooms. In fiscal year 2020, we opened seven Showrooms and closed three Showrooms. All Showroom closures were related to relocations with the exception of one Showroom that was closed permanently in fiscal year 2020.

Financing Transactions
We repaid our Term Loan in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. The exit fee, which was payable in cash at the time the initial public offering was consummated, was calculated as 4% of the total equity value of the Company, based on the valuation determined in connection with the initial public offering, which valuation included, among other factors, (a) the initial public offering price, plus (b) cash, minus (c) any outstanding indebtedness, minus (d) transaction expenses, minus (e) the equity value of the preferred equity interests of Arhaus, LLC and all subsidiaries received on the closing date of the term loan, minus (f) the value of management incentive units in effect on the closing date of the term loan or issued after the closing date pursuant to management incentive plans in existence on the closing date. For the nine months ended September 30, 2021, the derivative expense related to the change in fair value of the exit fee was $29.9 million and the derivative liability as of September 30, 2021 was $49.5 million. The Company used a portion of the net proceeds from the IPO to pay the derivative liability of $64.1 million in full on November 8, 2021.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.

Statement of Condensed Consolidated Comprehensive Income Data:

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue	$558,690	$344,606	$203,333	$120,501
Cost of goods sold	325,710	214,817	118,522	75,289
Gross margin	232,980	129,789	84,811	45,212
Selling, general and administrative expenses	196,212	105,122	68,137	40,964
Loss on disposal of assets	466	—	452	—
Income from operations	36,302	24,667	16,222	4,248
Interest expense	4,018	9,335	1,339	2,734
Income before taxes	32,284	15,332	14,883	1,514
State and local taxes	1,704	900	500	731
Net and comprehensive income	$30,580	$14,432	$14,383	$783
Other Operational Data:

	Nine Months Ended(1)		Three Months Ended(1)
(Dollars In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue	$558,690	$344,606	$203,333	$120,501
Comparable growth (decline)	56.0%	(6.0)%	61.3%	(3.7)%
Demand comparable growth	58.4%	12.6%	28.3%	43.7%
Gross margin as a % of net revenue	41.7%	37.7%	41.7%	37.5%
Selling, general and administrative expenses as a % of net revenue	35.1%	30.5%	33.5%	34.0%
Income from operations as a % of net revenue	6.5%	7.2%	8.0%	3.5%
Net income	$30,580	$14,432	$14,383	$783
Net income as a % of net revenue	5.5%	4.2%	7.1%	0.6%
Adjusted EBITDA(1)	$90,354	$40,902	$30,515	$9,679
Adjusted EBITDA as a % of net revenue	16.2%	11.9%	15.0%	8.0%
Total retail location count at end of period	77	73	77	73
(1)See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income.
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Net Revenue
Net revenue increased $214.1 million, or 62.1%, to $558.7 million in the nine months ended September 30, 2021 compared to $344.6 million in the nine months ended September 30, 2020. The increase in net revenue was driven by increased demand for our product in both eCommerce and Showrooms, as well as elements of our supply chain beginning to catch up with client demand. Net revenue for the nine months ended September 30, 2020 was negatively impacted by temporary Showroom closures, occupancy limitations and other operational restrictions, macroeconomic conditions and disruptions across our global supply chain resulting from COVID-19.
Comparable growth was 56.0% in the nine months ended September 30, 2021 compared to a decrease of 6.0% in the nine months ended September 30, 2020. Demand comparable growth was 58.4% in the nine months ended September 30, 2021 compared to 12.6% in the nine months ended September 30, 2020.

Gross Margin
Gross margin increased $103.2 million, or 79.5%, to $233.0 million in the nine months ended September 30, 2021 compared to $129.8 million in the nine months ended September 30, 2020. Gross margin improvement in the nine months ended September 30, 2021 versus nine months ended September 30, 2020 was driven by the increase in net revenue, partially offset by $77.7 million of higher product costs and $19.7 million of transportation costs due to the increase in net revenue and $5.4 million of higher credit card fees related to higher demand during these time periods. Net revenue in the nine months ended September 30, 2020 was compressed due to supply chain constraints and disruption arising from COVID-19.

As a percentage of net revenue, gross margin increased 400 basis points to 41.7% of net revenue in the nine months ended September 30, 2021 compared to 37.7% of net revenue in the nine months ended September 30, 2020. The gross margin improvement was primarily the result of leverage as a result of the significant increase in revenue, as certain components of our cost of goods sold are fixed or otherwise do not move in line with revenues. In particular, non-variable Showroom occupancy costs, which are not dependent on revenue levels, were lower as a percentage of net revenue, contributing 410 basis points to the margin improvement.
Selling, General and Administrative Expenses
SG&A expenses increased $91.1 million, or 86.7%, to $196.2 million in the nine months ended September 30, 2021 compared to $105.1 million in the nine months ended September 30, 2020. The increase was primarily driven by derivative expense related to the change in the fair value of the term loan exit fee of $29.4 million, an increase in selling expenses of $28.8 million primarily related to compensation, higher corporate and warehouse expenses of $16.2 million to support the growth of the business and higher payroll as payroll for the nine months ended September 30, 2020 was suppressed as a result of the temporary employee furloughs related to COVID-19, increased marketing investment of $6.3 million, one-time costs related to the IPO of $5.0 million and an out-of-period adjustment for depreciation of $3.0 million.
As a percentage of net revenue, SG&A expenses increased 460 basis points to 35.1% of net revenue in the nine months ended September 30, 2021 compared to 30.5% of net revenue in the nine months ended September 30, 2020.
Interest expense

Interest expense decreased $5.3 million to $4.0 million in the nine months ended September 30, 2021 compared to $9.3 million in the nine months ended September 30, 2020. For the nine months ended September 30, 2021, interest expense was primarily related to our capital lease obligations. For the nine months ended September 30, 2020, interest expense was primarily related to our Term Loan, which was paid off in December 2020, our capital lease obligations, and borrowings on our revolving credit facility.
State and Local Taxes
State and local taxes were $1.7 million in the nine months ended September 30, 2021 compared to $0.9 million in the nine months ended September 30, 2020. This includes state and local tax in the locations where we operate. As a limited liability company, Arhaus, LLC was a pass-through entity for the nine months ended September 30, 2021 and September 30, 2020.
Net and Comprehensive Income
Net and comprehensive income increased $16.2 million to $30.6 million in the nine months ended September 30, 2021 compared to $14.4 million in the nine months ended September 30, 2020. The increase was driven by the factors described above.

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
Net Revenue
Net revenue increased $82.8 million, or 68.7%, to $203.3 million in the three months ended September 30, 2021 compared to $120.5 million in the three months ended September 30, 2020. Net revenue was driven by increased demand for our product in both eCommerce and Showrooms, as well as elements of our supply chain beginning to catch up with client demand. Net revenue for the three months ended September 30, 2020 was negatively impacted by temporary Showroom occupancy limitations and other operational restrictions, macroeconomic conditions and disruptions across our global supply chain resulting from COVID-19.
Comparable growth was 61.3% in the three months ended September 30, 2021 compared to a decrease of 3.7% in the three months ended September 30, 2020. Demand comparable growth was 28.3% in the three months ended September 30, 2021 compared to an increase of 43.7% in the three months ended September 30, 2020.
Gross Margin
Gross margin increased $39.6 million, or 87.6%, to $84.8 million in the three months ended September 30, 2021 compared to $45.2 million in the three months ended September 30, 2020. Gross margin improvement was driven by the increase in net revenue, partially offset by $30.2 million of higher product costs and $8.5 million of transportation costs due to higher net revenue and $1.5 million of higher credit card fees related to higher demand during the three months ended September 30, 2021 versus the three months ended September 30, 2020. Net revenue in the three months ended September 30, 2020 was compressed due to supply chain constraints and disruption arising from COVID-19.
As a percentage of net revenue, gross margin increased 420 basis points to 41.7% of net revenue in the three months ended September 30, 2021 compared to 37.5% of net revenue in the three months ended September 30, 2020. The gross margin improvement was primarily the result of the benefits of leverage as a result of the significant increase in revenue, as certain components of our cost of goods sold are fixed or otherwise do not move in line with revenues. In particular, non-variable Showroom occupancy costs, which are not dependent on revenue levels, were lower as a percentage of net revenue, contributing 430 basis points to the margin improvement.
Selling, General and Administrative Expenses
SG&A expenses increased $27.1 million, or 66.2%, to $68.1 million in the three months ended September 30, 2021 compared to $41.0 million in the three months ended September 30, 2020. The increase was primarily driven by higher corporate and warehouse expenses of $7.6 million to support the growth of the business, an increase in selling expenses of $6.8 million primarily related to compensation, one-time costs related to the IPO of $3.5 million, increased marketing investment of $3.4 million and an out-of-period adjustment for depreciation of $3.0 million related to our capital lease.
As a percentage of net revenue, SG&A expenses decreased 50 basis points to 33.5% of net revenue in the three months ended September 30, 2021 compared to 34.0% of net revenue in the three months ended September 30, 2020.
Interest expense
Interest expense decreased $1.4 million to $1.3 million in the three months ended September 30, 2021 compared to $2.7 million in the three months ended September 30, 2020. For the three months ended September 30, 2021, interest expense was primarily related to our capital lease obligations. For the three months ended September 30, 2020, interest expense was primarily related to our Term Loan, which was paid off in December 2020, our capital lease obligations, and borrowings on our revolving credit facility.
State and Local Taxes
State and local taxes were $0.5 million in the three months ended September 30, 2021 compared to $0.7 million in the three months ended September 30, 2020. This includes state and local tax in the locations where we operate. As a limited liability company, Arhaus, LLC was a pass-through entity for the three months ended September 30, 2021 and September 30, 2020.

Net and Comprehensive Income
Net and comprehensive income increased $13.6 million to $14.4 million in the three months ended September 30, 2021 compared to $0.8 million in the three months ended September 30, 2020. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of September 30, 2021, we had cash and cash equivalents of $149.2 million. At September 30, 2021, we had no availability on the Revolver based on the borrowing base formula.
In November 2021, we entered into the 2021 Credit Facility with Bank of America. The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.75% at origination), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
For the nine months ended September 30, 2021, our principal sources of liquidity were cash flows from operations, including client deposits. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future or if conditions change.
While we do not require debt to fund our operations, our goal continues to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as supply chain expansion and growth initiatives. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue.
Capital expenditures

We have invested significant capital expenditures in opening new Showrooms, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Showrooms. Our capital expenditures include expenditures related to investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures over the remainder of fiscal year 2021.
Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New Showrooms may require different levels of capital investment on our part in the future.
In addition, we continue to address the effects of COVID-19 on our business with respect to real estate development and the introduction of new Showrooms. A range of factors involved in the development of new

Showrooms may continue to be affected by the COVID-19 health crisis including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties including landlords and other real estate counterparties may be adversely affected by the health crisis. Actions taken by federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic, may require changes to our real estate strategy and related capital expenditures. In addition, we may continue to be required to make lease payments in whole or in part for our Showrooms that may be required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.
Credit Facilities
Refer to Note 4 — Long-Term Debt and Note 12 — Subsequent Events in our condensed consolidated financial statements for further information on our Revolver and 2021 Credit Facility, respectively.

Cash Flow Analysis

The following table provides a summary of our cash provided by operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$142,589	$115,120
Net cash used in investing activities	$(29,531)	$(11,129)
Net cash used in financing activities	$(15,580)	$(9,165)
Net increase in cash, cash equivalents and restricted cash equivalents	$97,478	$94,826
Net cash provided by operating activities
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Net cash provided by operating activities was $142.6 million in the nine months ended September 30, 2021 compared to $115.1 million net cash provided by operating activities in the nine months ended September 30, 2020. The increase in our net cash provided by operating activities in the nine months ended September 30, 2021 was primarily the result of increased client deposits resulting from strong client demand, the impact of higher non-cash items in the current period, particularly the derivative expense related to the change in the fair value of the term loan exit fee, which reduced our net income without any corresponding adverse impact to our cash generation and an increase to accrued expenses. This was offset by decreases in cash related to the changes in working capital, which were primarily driven by increases in merchandise inventory caused by forecasted client demand.
Net cash used in investing activities
Investing activities consist primarily of investments in capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include strategic investments made by the Company.
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
For the nine months ended September 30, 2021, net cash used in investing activities was $29.5 primarily due to investments in Showrooms, the purchase of an airplane, information technology and systems infrastructure, and supply chain.

For the nine months ended September 30, 2020, net cash used in investing activities was $11.1 million primarily due to investments in Showrooms, information technology and systems infrastructure, and supply chain.
Historical capital expenditures are summarized as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash used in investing activities	$29,531	$11,129
Proceeds from sale of property, furniture and equipment	—	—
Total capital expenditures	$29,531	$11,129
Landlord contributions	11,140	9,940
Total company funded capital expenditures	$18,391	$1,189
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Total company funded capital expenditures increased by $17.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was related to our new facility in North Carolina, the opening of new Showrooms, the purchase of an airplane, and information technology and systems infrastructure. We anticipate our total company funded capital expenditures to be $32 million to $34 million in fiscal year 2021, primarily related to our new facility in North Carolina, the purchase of an airplane, the opening of new Showrooms, and information technology and systems infrastructure.
Net cash used in financing activities
Financing activities consist primarily of borrowings related to credit facilities, dividends, repayments of preferred units and tax distributions to members.
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
For the nine months ended September 30, 2021, net cash used in financing activities was $15.6 million due to tax distributions to members.
For the nine months ended September 30, 2020, net cash used in financing activities was $9.2 million. Payments on the term loan used $11.2 million of cash. Revolver borrowings net of payments were $11.0 million. Tax distributions to members were $8.8 million.
Off-Balance Sheet Transactions
As of September 30, 2021, other than operating leases and letters of credits, which are typical in a retail environment, we did not have any other off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our critical accounting policies related to revenue recognition and leases have not materially changed from those disclosed in our final prospectus, dated November 3, 2021 (File No. 333-260015) filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. Our critical accounting policies related to revenue recognition, goodwill and fair value are as follows:
Revenue Recognition
Net revenue consists of sales to clients, net of returns, discounts, and rebates. Net revenue and cost of goods sold is recognized when performance obligations under the terms of the contract are satisfied, and the control of merchandise has been transferred to a client, which occurs when merchandise is received by our clients. Net revenue from “direct-to-client” and “home-delivered” sales are recognized when the merchandise is delivered to the client. Net revenue from “cash-and-carry” Showroom sales are recognized at the point of sale in the Showroom. Discounts provided to clients are accounted for as a reduction of sales at the point of sale. Sales commissions are incremental costs and are expensed as incurred.

A reserve is recorded for projected merchandise returns based on actual historical return rates. We provide an allowance for sales returns based on historical return rates, which is presented on a gross basis. The allowance for sales returns is presented within other current liabilities and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other assets on the consolidated balance sheet. Actual merchandise returns are monitored regularly and have not been materially different from the estimates recorded. Merchandise returns are granted for various reasons, including delays in merchandise delivery, merchandise quality issues, client preference and other similar matters. We have various return policies for merchandise, depending on the type of merchandise sold. Merchandise returned often represents merchandise that can be resold. Amounts refunded to clients are generally made by issuing the same payment tender as used in the original purchase. Merchandise exchanges of the same merchandise at the same price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. The allowance for sales returns is included within accrued other expenses line item on the consolidated balance sheet.

All taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from clients are excluded from the measurement of the transaction price. As a result, sales are stated net of tax.

Shipping and handling is recognized as activities to fulfill the performance obligation of transferring merchandise to clients, therefore the fees are recorded as revenue. The costs we incur for shipping and handling are included in cost of goods sold, and the costs of shipping and handling activities are accrued for in the same period as the delivery to clients.

We collect various taxes as an agent in connection with the sale of merchandise and remit these amounts to the respective taxing authorities. These taxes are included within the accrued taxes line item of the consolidated balance sheet until remitted to the respective taxing authority.

Client deposits represent payments made by clients on orders. At the time of purchase, we collect deposits for all orders equivalent to at least 50 percent of the clients purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability.
Goodwill
The recoverability of goodwill is evaluated annually or whenever events or changes in circumstances indicate that the fair value of the reporting unit is less than its carrying amount. Circumstances that may indicate impairment include, but are not limited to, deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; industry and market considerations such as deterioration in the environment in which we operate, an increased competitive environment, a decline in market dependent multiples or metrics, a change in the market for our products or services, or a regulatory or political development; cost factors that have a negative effect on earnings and cash flows; overall financial performance; changes in management, key personnel, strategy, or clients; a sustained decrease in share price in either absolute terms or relative to peers.

We perform our annual goodwill impairment testing in the fourth quarter by comparing the fair value of a reporting unit with its carrying amount, limited to the total amount of goodwill of the reporting unit. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value. We will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Fair Value
Our primary financial instruments are accounts receivable, payables, lease obligations, incentive unit compensation and a derivative instrument. Due to the short-term maturities of accounts receivable and payables, we believe the fair values of these instruments approximate their respective carrying values at September 30, 2021 and December 31, 2020.

We have established a hierarchy to measure our financial instruments at fair value, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect our own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
Recent Accounting Pronouncements
See Note 2— Recently Issued Accounting Standards to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, which include significant deterioration of the U.S. and foreign markets, changes in U.S. interest rates, foreign currency exchange rate fluctuations and the effects of economic uncertainty, which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the nine and three months ended September 30, 2021 and 2020, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our Revolver and as of September 30, 2021, we have not drawn upon the Revolver. On November 4, 2021, we terminated our Revolver and entered into the 2021 Credit Facility. Based on the interest rate on the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we are no longer an emerging growth company or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2021.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.

•We did not design and maintain accounting policies, procedures and controls, or maintain documentary evidence of existing control activities to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties and assessing the reliability of reports and spreadsheets used in controls.

•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely appropriately account for our incentive unit plan.

These material weaknesses resulted in a restatement of our previously issued annual consolidated financial statements as of and for the years ended December 31, 2020 and 2019 principally related to selling, general and administrative expenses and other long-term liabilities, and misclassifications in the balance sheets and statements of comprehensive income. These material weaknesses also resulted in an immaterial out-of-period adjustments recorded for the period ended September 30, 2021 to property, furniture and equipment, net and selling, general and administrative expenses. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, which then would result in a material misstatement to the annual or interim consolidated financial statements.

•Lastly, we did not design and maintain effective controls over information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in material adjustments to our consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these IT deficiencies in the aggregate constitute a material weakness.

With the oversight of senior management and our Audit Committee, we have designed and begun to implement a remediation plan which includes:

•Updating our policies and procedures to establish and maintain effective segregation of duties for our finance and accounting staff in relation to journal entries, reconciliations and other applicable processes.

•Designing and implementing internal financial reporting procedures and controls to improve the completeness, accuracy and timely preparation of financial reporting and disclosures inclusive of establishing an ongoing program to provide sufficient training to our finance and accounting staff.

•Enhancing the design and operation of user access control activities and procedures to ensure that access to IT applications and data is adequately restricted to appropriate personnel.

•Hiring additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements, including non-routine and complex transactions, to design, execute and/or provide appropriate oversight of activities related to internal control over financial reporting, or ICFR.

•Implementing additional program change management policies and procedures, control activities, and tools to ensure changes affecting key financial systems related to IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately.

•Designing and implementing a formal systems development lifecycle methodology and related program development controls to ensure significant IT change events are appropriately tested and approved.

•Enhancing the design and operation of control activities and procedures within the computer operations domain to ensure key batch jobs are monitored, processing failures are adequately resolved, and recovery capability is tested.

•Identifying and evaluating key IT dependencies including key reports, automated application controls, interfaces, and end user computer facilities.

Although we have developed and begun to implement a plan to remediate the material weaknesses and believe, based on our evaluation to date, that the material weaknesses will be remediated in a timely fashion, we cannot project a specific timeline on when the plan will be fully implemented. The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively. While the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan, these remediation measures will be time consuming, incur significant costs to both implement and maintain, and place significant demands on the Company’s financial and operational resources. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our ICFR in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare our consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected.

Changes in Internal Control over Financial Reporting
Other than as described above with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we have and we may become involved in legal proceedings arising in the ordinary course of business, including claims related to our employment practices, claims of intellectual property infringement and claims related to personal injuries and product liability for the products that we sell and the Showrooms we operate. Any claims could result in litigation against us and could result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business. Defending such litigation is costly and can impose significant burden on management and employees. Further, we could receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that favorable final outcomes will be obtained.
We are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
Item 1A. RISK FACTORS

In addition to the other information discussed in this report, please consider the factors described in “Risk Factors” in our registration statement on Form S-1, as amended (File No. 333-260015) (the “Registration Statement”) which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our Registration Statement, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 3, 2021, our registration statement on Form S-1 (File No. 333-260015), which was filed in connection with our IPO, was declared effective. At the closing of the offering on November 8, 2021, we sold 12,903,226 shares of our Class A common stock, which did not include the exercise by the underwriters of their option to purchase up to 1,935,484 additional shares. Our sale of 12,903,226 Class A common stock at our initial public offering price of $13.00 per share, resulted in net proceeds to us of approximately $151.4 million, after deducting underwriting discounts and commissions of $10.4 million and estimated offering expenses of approximately $5.9 million. As disclosed in the registration statement, we used a portion of the net proceeds received from the IPO to pay the term loan exit fee of $64.1 million in connection with the term loan that was repaid on December 28, 2020 and the remainder will be used for general corporate purposes. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1†
Credit Agreement, dated November 8, 2021, among Arhaus, Inc., certain subsidiaries of Arhaus, Inc., as the Guarantors, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the lenders party thereto.
November 10, 2021 Form 8-K, Exhibit 10.1

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARHAUS, INC

By:
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)