Form 10-Q/A
period 2021-09-30
Arhaus, Inc.
filed 2021-12-09
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2021 (the “Original Report”), is to include on the signature page the date of signature and the conformed signature of our principal financial and accounting officer, which was unintentionally omitted from the Original Report.

This Amendment No. 1 does not modify or update in any way disclosures made in the Original Report. As required by applicable SEC regulations, Exhibits 31.1, 31.2, 32.1 and 32.2 are being re-filed with this amendment.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of December, 2021.

ARHAUS, INC

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)