Form 10-K
period 2021-12-31
Arhaus, Inc.
filed 2022-03-30
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41009
Arhaus, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1729256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 E. Hines Hill Road, Boston Heights, Ohio
(Address of Principal Executive Offices)
44236
(Zip Code)
(440) 439-7700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	ARHS	The Nasdaq Global Select Market
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant’s voting and non-voting common equity were not publicly traded as of the last business day of its most recently completed second fiscal quarter, and therefore, it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Market on November 4, 2021.

As of March 22, 2022, the registrant had 52,947,617 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this 10-K. This Annual Report on Form 10-K (the “Annual Report” or “10-K”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

•Our reliance on third-party transportation carriers and risks associated with increased freight and transportation costs;
•Disruption in our receiving and distribution system, including delays in the anticipated opening of our new distribution center and the possibility that we may not realize the anticipated benefits of multiple distribution centers;
•Our ability to obtain quality merchandise in sufficient quantities;
•Risks as a result of constraints in our supply chain;
•A failure of our vendors to meet our quality standards;
•The COVID-19 pandemic and its effect on our business;
•Declines in general economic conditions that affect consumer confidence and consumer spending that could adversely affect our revenue;
•Our ability to manage and maintain the growth rate of our business;
•Our ability to anticipate changes in consumer preferences;
•Risks related to maintaining and increasing Showroom traffic and sales;
•Our ability to compete in our market;
•Our ability to adequately protect our intellectual property;
•The possibility of cyberattacks and our ability to maintain adequate cybersecurity systems and procedures;
•Loss, corruption and misappropriation of data and information relating to clients and employees;
•Changes in and compliance with applicable data privacy rules and regulations;
•Compliance with applicable governmental regulations;
•Effectively managing our eCommerce business and digital marketing efforts; and
•Compliance with SEC rules and regulations as a public reporting company.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the
Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Part I
Item 1. Business

Overview
Founded in 1986 by John Reed, our current CEO, and his father, Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”), is a rapidly growing lifestyle brand and omni-channel retailer of premium home furnishings. We were founded on a simple idea: furniture should be responsibly sourced, lovingly made and built to last. Today, we partner with artisans around the world who share our vision, creating beautiful, premium and heirloom-quality home furnishings that clients can use for generations. On November 4, 2021, the Company completed its initial public offering (“IPO”) of its Class A common stock, which is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “ARHS.”
Our vertical model, consisting of our in-house design and product development team, upholstery manufacturing capabilities, direct vendor sourcing, and direct-to-consumer selling, allows us to offer a differentiated approach to furniture and décor. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings.
Based on third-party reports and publicly available data, we estimate the U.S. premium home furnishing market is approximately $60 billion, with the potential to grow at a compounded annual growth rate, or CAGR, of approximately 10% between 2019 and 2024. This attractive market is highly fragmented, served by many small independent furniture stores, which favorably positions us to grow profitably and gain market share. We believe we are well positioned within this market due to our unique approach, momentum, scale and growth strategies.
Our products are designed to be used and enjoyed throughout the home and are sourced directly from a network of more than 400 vendors with no wholesale or dealer markup. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients. These relationships, along with our vertical model, allow us to provide higher quality products at more competitive prices than both smaller independent operators and larger competitors.
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our national omni-channel business positions our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2021, we operated 79 Showrooms, 58 with in-home interior designers. Our Showrooms span 28 states and consist of 71 traditional showrooms, 5 Design Studios and 3 Outlets.
Our business witnessed strong performance over the last three years. Our net revenue was $796.9 million, $507.4 million, and $494.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Demand comparable growth was 45.3%, 24.7%, and 4.0% in the years ended December 31, 2021, 2020 and 2019, respectively. Comparable growth was 51.0%, 0.9%, and 7.2% in the years ended December 31, 2021, 2020 and 2019, respectively. Our long-standing direct sourcing partnerships were a significant contributor to our success, as many of our vendors increased capacity to help facilitate our net revenue growth. We benefited from these important, long-term relationships as our vendors worked with us to help meet the unprecedented increase in consumer demand and significant backlog.
During 2020, we experienced COVID-19 related disruptions to our business. In March 2020, we temporarily closed all of our Showrooms and Outlets. By June 30, 2020, we reopened all of our Showrooms and Outlet stores. We are proud of the incredible loyalty of our client base and our financial momentum over the past several years.
Our Competitive Strengths
A Differentiated Concept Delivering Livable Luxury
We provide a differentiated concept, redefining the premium home furnishing market by offering an attractive combination of design, quality, value and convenience. Artisan-crafted and globally curated, our products are highly differentiated from both small and large competitors. We create merchandise that offers livable luxury style with elements of durability and practicality. Our products are welcoming to the entire family, including pets and children, providing us access to a broader market than the ultra-luxury category. We serve our clients through our Showrooms, eCommerce platform, print and digital media and high-quality client service. In a market characterized by small, independent competitors, we believe our premium lifestyle positioning, artisan-crafted style, superior quality, significant scale and level of convenience will enable us to increase our market share.

Highly Experiential Omni-Channel Approach
We strive to offer our products to our clients via our omni-channel approach and operate our business in a channel agnostic way. Leveraging our proprietary data and technology, we are able to meet our clients wherever they want to shop, whether online or in one of our 79 Showrooms. Our product development and omni-channel go-to-market capabilities, together with our fully integrated infrastructure and significant scale, enable us to offer a compelling combination of design, quality and value that we believe provides an unmatched experience.
Showroom. Our theater-like Showrooms, which average approximately 16,300 square feet, act as an exceptionally strong brand-building tool and drive significant traffic. Our Showrooms provide clients with an unparalleled “wow” experience, conveying our livable luxury concept designed to showcase product. Our highly trained and creative visual managers walk the floors daily to determine new ways to visually optimize and maximize the appeal and inspirational nature of our Showrooms. In addition to visual managers, we also employ enthusiastic and knowledgeable sales associates that fully engage our clients and provide expert service and advice.
eCommerce. Our online capabilities are a critical entry point into our ecosystem, providing research and discovery and allowing clients to begin or complete transactions online. Our online design services professionals and virtual tools complement our eCommerce platform by engaging clients and providing them with expert design advice and capabilities. Driven by investment in our digital platform, we believe we can increase our eCommerce penetration, accelerating growth and allowing clients to transact when, where and how they choose.
Print and Digital Media. We distribute two large catalogs each year, a January and a September edition, in both an online and physical format to millions of households, which has yielded strong results. We also distribute catalogs for specific categories such as outdoor furnishings, special collections and certain holidays. In addition, we advertise consistently across digital platforms and regularly partner with social media influencers to drive brand awareness. We employ a targeted approach with our print and digital media and also identify lifestyle-driven opportunities to reach potential clients, such as sending postcards or small mailers to people who have recently moved. Our print and digital media strategy drives both Showroom and eCommerce net revenue as it raises brand awareness and showcases new merchandise.
In-home Designer Services. We welcome all clients to use our complimentary in-home designer services with no appointment required. Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce platform to drive client conversion, order size and overall experience. In-home designer services provide a more personalized client experience and since 2017 have produced average order values (AOVs) over three times that of a standard order. Clients that engage with our in-home designer services program exhibit a significantly higher repurchase rate, with approximately 40% making five or more purchases throughout their client lifetime.
Strong Direct Global Sourcing Relationships
Our direct global sourcing relationships allow us to provide superior quality, differentiated customization and attractive value. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2021, can only be purchased from Arhaus. Coupled with our direct global sourcing network, we maintain highly adept in-house product design and development experts that partner with our vendors to innovate and create highly customized offerings.
Superior and Consistent Unit Economics
Our inspirational, theater-like Showrooms have generated robust unit-level financial results, strong free cash flow and attractive, rapid returns on our investment. We have been successful across all geographic regions we have entered and have proven to be resilient to competitive entrants. Our Showrooms have performed well in large and small markets, urban and suburban locations and across various Showroom formats and layouts. Our average unit volumes are relatively consistent across the Northeast, West, Midwest and South regions. Further, our fully integrated and seamless omni-channel experience contributes significant uplift in our markets.
Our Growth Strategies
We believe there is a significant opportunity to drive sustainable growth and profitability by executing on the following strategies:
Increase Brand Awareness to Drive Net Revenue

We will continue to increase our brand awareness through an omni-channel approach which includes the growth of our Showroom footprint, enhanced digital marketing, improvement in website features and analytics and continued product assortment optimization:
Expand Showroom Footprint. Our Showrooms are a key component of our brand. We believe the expansion of our Showroom footprint will give more clients the opportunity to experience our inspirational and premium lifestyle concept, thereby increasing brand awareness and driving net revenue.
Enhance Digital Marketing Capabilities. Catalogs, mailings, digital offerings and social media engagement are important branding and advertising vehicles. Using these engagement means with our omni-channel model contributes significantly to our brand awareness, evidenced by approximately 80% of our eCommerce net revenue originating within 50 miles of a Showroom. We believe that continued investment in brand marketing, data-led insights and effective consumer targeting will expand and strengthen our client reach.
Grow eCommerce Platform. eCommerce represents our fastest growing channel, with net revenue increasing by approximately 60% in 2021 compared to 2020. We believe recent growth is related to consumers shifting their transactions online as a result of COVID-19, our attractive product assortment, enhanced marketing efforts, and improved brand awareness. We believe our digital platform provides clients with a convenient way to interact with our brand and full product assortment. Our eCommerce platform enables our clients to shop anywhere at any time and begin or complete transactions online. In the fourth quarter of 2021, we launched a new website to enhance our virtual Showroom experience. Our new website creates a more interactive process through the use of virtual shopping tools that allow clients to visualize our products in their homes. Our website is key to our omni-channel model and helps drive Showroom traffic, increases client engagement and streamlines product feedback, which ultimately results in client conversion.
Optimize Product Assortment. We continue building our product assortment to attract new clients and encourage repeat purchases from existing clients. We plan to expand our product portfolio across select categories and to continue to refine our existing product offering with new designs, materials, fabrics and colors to capture constantly evolving trends and client preferences.
Expand our Showroom Base and Capture Market Share
We have a Showroom presence in all four major geographic regions, and our top 10 Showrooms by net revenue are located in 10 different states. We have a significant whitespace opportunity both in existing and new markets. We have built a comprehensive and sophisticated infrastructure which we believe can support approximately 90 incremental Showrooms in over 40 new MSAs across the United States, 16 of which are currently in our pipeline. We anticipate opening between five to seven new Showrooms and relocating one Showroom in 2022.
We employ a data-driven, thorough process to select and develop new Showroom locations. In selecting new locations, we evaluate data on specific market characteristics, demographics, client penetration and growth, along with considering the brand impact and opportunity of specific sites. In addition to our current Showroom model, we are currently testing a Design Studio format (approximately 4,000 sq. ft.) that is an extension of our in-home design services and carries a highly curated product selection in smaller, attractive markets.
Enhance Omni-Channel Capabilities and Technology to Drive Growth

We have several initiatives that continue to enhance our omni-channel capabilities. Our approach begins in our visually captivating, theater-like Showrooms. Our Showrooms drive brand awareness and create meaningful marketing buzz and volume uplift when we open in new markets. Our unit growth strategy is highly complementary to our digital eCommerce platform. As Showrooms open in new markets, we experience significant growth in our eCommerce business and overall client engagement across channels.

Clients increasingly engage with us through digital methods including our website and social media. To capitalize on these trends and continue increasing our client base, we are investing in data analytics to improve the client journey from the moment clients begin browsing online or enter our Showrooms. This will allow us to target clients with personalized digital offerings to increase online conversion and client lifetime value.

In the fourth quarter of 2021, we launched a new website to enhance our virtual Showroom experience. Our new website creates a more interactive shopping process through the use of virtual shopping tools to aid clients in visualizing our products in their homes.

To further strengthen client engagement and increase client interactions, we continue to expand our designer programs, both in-home and online. Similar in concept to our in-home designer program, our online designer platform provides clients with expert service and advice from our design professionals via online video chat and virtual design capabilities. We believe bolstering this component of the client experience will drive higher client satisfaction and result in larger total company AOV over time.

We are also investing in Showroom technology, including the installation of touch screen TVs and other augmented reality tools to enhance the client experience. Preliminary data from our new Design Studio format, which leverages these state-of-the-art platforms, indicates overwhelmingly positive client receptivity, with the new format outperforming our expectations in 2021. We see tremendous growth potential across our omni-channel platform by increasing our ability to make data-driven decisions and maintaining a comprehensive focus on the client journey. We will continue to innovate and invest in value-added digital and technological capabilities across our omni-channel footprint.
Leverage Investments to Grow Net Revenue and Enhance Margins
We have the opportunity to further drive net revenue and enhance operating margins by continuing to focus on our distribution efficiency and manufacturing capacity.
Enhanced Distribution Efficiency and Capacity. We have made, and will continue to make, investments in our infrastructure including our distribution network, IT capabilities and corporate office footprint to improve operational efficiency and ready our platform for the next stage of growth. Our existing distribution center and corporate office in Ohio will be expanded by approximately 229,500 square feet in 2022. Our new North Carolina facility opened in December 2021 and has approximately 307,000 square feet of distribution capacity. Furthermore, our new Texas distribution center, expected to open in 2022, will be approximately 800,700 square feet. The additional distribution centers will help streamline shipping times and further support our rapidly growing demand.
Increasing Domestic Manufacturing Capacity. Our new North Carolina facility doubled our in-house upholstery manufacturing capacity, improved our production efficiency and increased production square footage from 150,000 to 190,000.
Our Industry and Market Opportunity
We operate within the approximately $340 billion U.S. home furnishings and décor market. We primarily compete in the large, growing and highly fragmented premium segment of this market, which we estimate accounts for approximately $60 billion of the total market based on third-party estimates of retail sales in 2019, publicly available industry data and our internal research. We believe that the premium segment has a potential CAGR of approximately 10% between 2019 and 2024, nearly double that of the $340 billion U.S. home furnishings and décor market.
Our Products, Sourcing and Product Development
We are a lifestyle brand and omni-channel retailer of premium home furnishings focused on providing livable luxury to clients. Our unique concept is dedicated to bringing clients heirloom quality, artisan-made furniture and décor. We travel the globe gathering inspiration for and curating our collection, as well as selecting vendors that provide quality materials and artisan craftsmanship. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2021, can only be purchased from Arhaus. We offer a wide range of product categories designed to be used and enjoyed throughout the home, including furniture, outdoor, lighting, textiles, and décor.
Our furniture product offerings are comprised of bedroom, dining room, living room and home office furnishings and include sofas, dining tables and chairs, accent chairs, console and coffee tables, beds, headboards, dressers, desks, bookcases and modular storage, among many more items. Our outdoor product offerings include outdoor dining tables, chairs, chaises and other furniture, lighting, textiles, décor, umbrellas and fire pits. Our lighting product offerings consist of a variety of distinct and artistic lighting fixtures, including chandeliers, pendants, table and floor lamps, and sconces. Our textile product offerings include handcrafted indoor and outdoor rugs, bed linens, and pillows and throws. Décor ranges from wall art to mirrors, vases to candles, and many other decorative accessories.
Many of our products are conceived of, and developed by, our in-house design team of over 20 highly skilled and experienced members. We significantly invest in our product development capabilities, including recent key strategic hires. We believe these investments will allow us to enhance our competitive advantages of offering clients premium quality and customized product at a compelling value and ultimately drive net revenue growth.
Our sourcing strategy focuses on identifying and working with vendors, both in-house and external, who share our vision for creating heirloom-quality products with artisan craftsmanship. We seek to ensure the quality of our vendors’ products through periodic site visits, audits and inspections. We source these products directly, with no wholesale or dealer markup. This allows us to offer an exclusive assortment of products to our clients at an attractive value.

We have a diversified base of over 400 vendors, and our top 10 vendors represent approximately 60% of our net revenue. Only one of our vendors accounts for more than 10% of our net revenue, and no other vendor accounts for more than 5% of net revenue. In 2021, approximately 40% of our net revenues and products were produced or sourced from vendors located in the U.S.
In addition to product design and development, we have upholstery manufacturing capabilities which allow us to create intricate, high quality products at attractive prices and margins. Our ability to innovate, curate products, categories, and services, then rapidly scale across our fully integrated omni-channel infrastructure is a powerful platform for continued long-term growth. Our vertical model and direct sourcing furnish clients with superior quality products and compelling value at attractive profit margins. We reported gross margin as a percent of net revenue of 41.4% , 39.3% and 35.6% for the years ended December 31, 2021, 2020 and 2019, respectively.
Omni-Channel Approach
We distribute our products through an omni-channel model, and our clients can purchase our products in our Showrooms, through our eCommerce platform, via print and digital media and by utilizing our in-home designer services. Our retail locations are Showrooms for our brand, and our website acts as a virtual extension of our Showrooms. Our omni-channel model allows clients to begin or end their shopping experience online while also experiencing our theater-like Showrooms throughout the shopping process. We believe our omni-channel approach enables us to offer a compelling combination of design, quality and value.
Showrooms
As of December 31, 2021 we operated 79 Showrooms in 28 states. Our Showroom composition includes 71 traditional showrooms, 5 Design Studios and 3 Outlets. Our average Showroom size is approximately 16,300 square feet. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our Showrooms convey our carefully curated, livable luxury concept in a tangible format designed to showcase product in fully appointed rooms and to help clients reimagine their homes. Each Showroom may vary in product display and design elements depending on regional factors influencing client design preferences. Our Showroom layouts are constantly updated as our highly trained and creative visual managers determine new ways to optimize and maximize the appeal and inspirational nature of our Showrooms. Through our investment in technology, including the installation of touch screen TVs and other augmented reality tools, our seasoned sales associates provide valued insight and advice to our client base that drive significant client engagement. Our sales associates earn commissions, which can comprise a significant portion of their compensation.
The following lists the number of Showrooms in each U.S. state where we operate as of December 31, 2021:

Locations	Showrooms	Locations	Showrooms
Alabama	1	Michigan	3
Arizona	2	Minnesota	1
California	6	Missouri	1
Colorado	4	New Hampshire	1
Connecticut	1	New Jersey	5
Florida	7	New York	3
Georgia	2	North Carolina	2
Illinois	4	Ohio	9
Indiana	1	Pennsylvania	3
Kansas	1	South Carolina	1
Kentucky	2	Tennessee	1
Louisiana	1	Texas	6
Maryland	4	Virginia	4
Massachusetts	2	Wisconsin	1

The following lists the composition of our Showrooms as of:

	December 31, 2021	December 31, 2020
Traditional showrooms	71	70
Design Studios	5	1
Outlets	3	3
Total Showrooms	79	74
eCommerce
Our website allows our clients to shop our current product assortment and experience the unique lifestyle settings reflected in our Showrooms and print media. In the fourth quarter of 2021, we launched a new website to enhance our virtual Showroom experience. Our new website creates a more interactive shopping process through the use of virtual shopping tools to aid clients in visualizing our products in their homes.
Our website also provides our clients with the ability to chat with a designer through our online design services tools. We update our website regularly to reflect new products, product availability and special offers.
Print and Digital Media
Our January and September catalogs are distributed in both digital and physical formats. In addition to our two seasonal catalogs, we distribute catalogs for specific categories such as outdoor furnishings, special collections and certain holidays. We employ a targeted approach with our print and digital media and also identify lifestyle-driven opportunities to reach potential clients, such as sending postcards or small mailers to people who have recently moved. We also employ a digital strategy to reach clients and potential clients through social media, influencers and other digital marketing. We design and produce our catalogs and print and digital media in-house to ensure consistency with our brand.
In-Home Designer Services
Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce platform to drive client conversion, order size and overall experience. Our in-home designer services provide a more personalized client experience and, since 2017, have produced AOVs over three times that of a standard order. We welcome all clients to use our complimentary in-home designer services with no appointment required. Clients that engage with our in-home designer services program exhibit a significantly higher repurchase rate, with approximately 40% of those clients making five or more purchases throughout their client lifetime.
Real Estate Strategy
Our Showrooms have historically been in high traffic locations, and we favor top tier locations near luxury and contemporary retailers that we believe are consistent with our target clients’ demographic and shopping preferences.
From January 1, 2020 to December 31, 2021, we successfully opened or relocated 17 new Showrooms in 17 markets, including 11 new markets. Our recent Showroom growth is summarized in the following table:

	December 31, 2021	December 31, 2020
Showrooms open at beginning of period	74	70
Showrooms opened (1)	10	7
Showrooms closed for relocations	(3)	(2)
Showrooms closed permanently	(2)	(1)
Showrooms open at end of period	79	74

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.

Based on recently commissioned studies and surveys conducted on our behalf, we believe there is potential to more than double our current Showroom base to over 165 locations in both new and existing markets. Illustrated by the success of our geographically diverse Showroom footprint, our omni-channel model has performed well in every region of the country, across retail formats and across market sizes. At December 31, 2021, our top 10 Showrooms by net revenue are located in 10 different states, and our model has proven successful in a variety of markets and economic cycles. Currently, we anticipate opening between five to seven new Showrooms per year for the foreseeable future, which indicates we could fulfill the whitespace potential within the next 15 years. We are disciplined in our approach to opening Showrooms in top tier locations and expect to continue our prudent approach as we continue to grow our Showroom footprint.
Distribution and Delivery
We manage the distribution and delivery of our products through our distribution centers in Boston Heights, Ohio and our newly opened Conover, North Carolina facility. Additionally, we partner with third-party vendors to provide home delivery services to our clients. We are in the process of adding a third distribution center in Dallas, Texas with approximately 800,700 square feet. It will be managed by a third party. These distribution centers will serve all of our channels. Our Boston Heights, Ohio facility is approximately 774,000 square feet. This facility will be expanded by approximately 229,500 square feet in 2022. Our facility in North Carolina has approximately 497,000 square feet of space, with approximately 307,000 square feet dedicated to distribution.
Marketing and Advertising
We use a variety of marketing and advertising approaches to drive client traffic across all of our channels, strengthen and reinforce brand awareness, attract new clients and encourage repeat purchases from existing clients. We believe our Showrooms, catalogs, mailings, digital offerings and social media engagement, among other things, act as important branding and advertising vehicles.
Our print and digital media strategy serves as a key driver of net revenue through both our Showrooms and website. Our clients respond to the catalogs mailings and digital offerings across all of our channels, with net revenue trends closely correlating to the assortments that we emphasize and feature prominently in our media. We continue to evaluate and optimize our print and digital media strategy based on our experience.
In addition, we will continue to increase our brand awareness by expanding our Showroom footprint, enhancing digital marketing, and from our improved website features and analytics. We believe that increased brand awareness will lead to higher net revenue in our Showrooms and eCommerce business over time.
Seasonality
Our quarterly results depend upon a variety of factors, including the opening of new Showroom locations, the introduction of new merchandise assortments and categories, changes in our product offerings, shifts in quarter over quarter timing of various events such as holidays, Showroom closures, catalog releases, promotional events and the realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect comparisons between the quarters, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full year.
Competition
The U.S. home furnishings and décor market is highly fragmented and competitive with approximately 23,000 retail establishments as of 2020, according to Home Furnishings Business. We compete with national and regional home furnishing retailers, department stores, mail-order catalogs, online retailers focused on home furnishings, interior design trade and specialty showrooms, antique dealers and other merchants that provide unique items and custom-designed product offerings.
We believe we compete primarily on the basis of our design, quality, value and convenience. Our vertical model and deep network of direct sourcing relationships allow us to bring to market higher quality products at more competitive price points than our competitors. We believe our distinctive brand based on livable luxury, our strong direct global sourcing relationships, and our highly experiential omni-channel approach allow us to compete effectively and differentiate ourselves from competitors.
Intellectual Property
Our intellectual property has significant value and we vigorously protect it against infringement. The “Arhaus®,” Arhaus Furniture®,” “Arhaus the Loft®,” “Arhaus Your Home®” and “Arhaus Table®” trademarks are registered in the United States Patent and Trademark Office. The “Arhaus®” trademark is also registered with the China National Intellectual Property Administration (CNIPA) and the Canadian Intellectual Property Office. Our trademark registrations are valid and subsisting and are renewable at the end of their term, except for “Arhaus Table®” which is scheduled to expire on July 28, 2025. In addition, we own the domain names “arhaus.com,” “arhaus.net,” and “arhausfurniture.com.” These domain names are renewable.

Human Capital
As of December 31, 2021, we had approximately 1,740 employees and 110 temporary employees, including approximately 120 part-time employees. As of that date, approximately 810 of our employees were based in our Showrooms, 380 of our employees were based in our distribution centers, 230 of our employees were based in our manufacturing facility, and 430 of our employees were based in our corporate headquarters. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relationship with our employees is positive.
We are currently managed by a group of experienced senior executives, including our Founder, Chairman and Chief Executive Officer, John Reed, and other key team members with substantial knowledge and understanding of the Company and the industry sector in which we operate. Our success and future growth depend largely upon the continued services of our management team, as well as our qualified associates across all parts of our organization, including our Showrooms, distribution centers and manufacturing facilities, many of whom have been promoted from within Arhaus.
Response to COVID-19 Pandemic
We are focused on protecting our employees against COVID-19 and ensuring a healthy work environment. Our business leaders manage items such as developing health and safety protocols, responding to health and safety issues, interpreting government orders, and securing personal protective equipment. We developed a comprehensive handbook to set and communicate work procedures necessary to facilitate COVID-19 health and safety measures, including proper social distancing. When employees test positive for COVID-19, we follow adopted procedures including enhanced disinfecting that targets applicable areas. The affected employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work.
Diversity, Equity and Inclusion
We believe that much of our success is rooted in the diversity of our teams and our commitment to a diverse and inclusive culture. We value diversity at all levels and focus on extending our diversity and inclusion initiatives across our entire workforce. We continue to foster a culture of inclusion, diversity, and equity in which everyone is respected, valued, and has an equal opportunity to contribute and thrive. Our commitment is unwavering, and we are steadfast in maintaining our focus on building a workforce that represents the many customers we serve and the communities in which we operate.
We view continuous dialogue as an important tool in cultivating an inclusive culture. In 2019, we established an inclusion and diversity team comprised of a broad group of employees, including management, to encourage discussion and elicit feedback on Company policies to further our efforts to: (i) ensure that we have a safe and inclusive workplace; (ii) equip our people to attract, develop, retain, and reward a diverse and inclusive workforce; (iii) be an inclusive and equitable corporate citizen; (iv) develop a governance and accountability model that will sustain inclusion and diversity; and (v) enhance our business results.
We are committed to equal opportunity and base workplace decisions solely on merit, qualifications, and other job-related, neutral, non-discriminatory criteria. We provide equal employment opportunity without regard to age, race, color, sex, sexual orientation, gender identity, national origin, citizenship, pregnancy, religion, disability, military status, genetic information, or other status protected by law. We are committed to providing a harassment-free work environment, and we prohibit retaliation, intimidation, threats, coercion, or discrimination against individuals who, in good faith, complain of unlawful discrimination or harassment.
Regulation and Legislation
We are subject to numerous regulations, including labor and employment laws, customs and trade laws, laws governing truth-in-advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our Showrooms, manufacturing and distribution facilities in the United States and jurisdictions where we source products. We have policies intended to ensure that we conduct business in compliance with applicable laws and regulations. While we cannot predict policy changes by various regulatory agencies or unexpected operational or other developments, we believe we are in material compliance with laws applicable to our business.
Environmental, Health, and Safety Regulation

Our operations are subject to a variety of federal, state, local and foreign laws and regulations relating to health, safety and the protection of the environment. These environmental, health and safety laws and regulations include those relating to, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the environment; and the health and safety of our employees. Liability for the improper release or disposal of waste can be joint and several, and there can be no assurance that we will not have to expend material amounts to remediate the consequences of the generation or disposal of waste in the future. Further, we may be responsible as a lessee operator for the costs of investigation, removal or remediation of hazardous substances located on or in or emanating from leased property, as well as any property damage. There can be no assurance that our future operations or property conditions will not result in the imposition of liability upon us under environmental laws or expose us to third-party actions.

We are also subject to certain reporting and labeling requirements under California’s Proposition 65, officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986. Proposition 65 requires manufacturers, distributors, suppliers, and retailers of a consumer product in California that contains certain listed chemicals to provide consumers with a clear and reasonable warning if exposure to that listed chemical poses a certain level of risk to the consumer. We have taken measures to comply with the requirements of Proposition 65, but there is no guarantee that we will not be subject to fines, penalties, and lawsuits and complaints in the future.

Failure to comply with such laws and regulations, which tend to become more stringent over time, can result in significant fines, penalties, costs, and liabilities, which may be joint and several, or restrictions on operations, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims, and could negatively affect our business, financial condition or results of operations.
Information About Our Executive Officers
Refer to Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.
Available Information
We will make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We maintain our website at www.arhaus.com. The information contained on our website is not part of this Annual Report.
The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically. The address of that website is www.sec.gov.
The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, our Corporate Disclosure Policy and other related materials are available on our website.

Item 1A. Risk Factors

You should carefully consider all of the risks described below, which are not necessarily exhaustive, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected.

Summary Risk Factors
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:

•risks associated with the incurrence of operating losses in the future or failure to achieve or maintain profitability in the future;
•fluctuations in the growth rate of our business and our high rates of growth in terms of revenue, earnings and margins, which may not be sustained in future periods;
•risks associated with the interruption of supply and increased costs as a result of our reliance on third-party transportation carriers for shipment of our products;
•disruption in our receiving and distribution system or increased costs as a result of our recently opened distribution and manufacturing center in North Carolina and the anticipated opening of our distribution center in Texas;
•our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisan vendors;
•increased commodity prices or increased freight and transportation costs;
•import and other international risks as a result of our reliance on foreign manufacturers and vendors to supply a significant portion of our merchandise;
•cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption could result in unexpected expenses and loss of revenue;
•risks associated with receiving, processing, storing, using and sharing personal data that requires us to comply with complex and evolving governmental regulations related to data privacy and data protection that could expose us to litigation or damage our reputation;
•our ability to timely and effectively deliver merchandise to our clients and manage our supply chain;
•risks posed by the COVID-19 pandemic or should another or similar outbreak of an infectious disease occur;
•changes in the health of the high-end housing market, as well as declines in consumer confidence and consumer spending; and
•the dual class structure of our common stock, which has the effect of concentrating voting power with our Founder and the Founder Family Trusts, gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders, and their interests may conflict with ours or those of our stockholders.

Risks Related to Our Business and Industry
We may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue to expand our operating and retail infrastructure, including adding new Showrooms, increasing sales and marketing efforts, growing our eCommerce platform, enhancing our omni-channel capabilities, expanding into new geographies, developing new products, and in connection with legal, accounting, and other expenses related to operating as a new public company. These efforts and additional expenses may be costlier than we expect, and we cannot guarantee that we will be able to increase our net revenue to offset our operating expenses. Our net revenue growth may slow or our net revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to maintain profitability.

We have experienced fluctuations in the growth rate of our business and our high rates of growth in terms of revenue, earnings and margins may not be sustained in future time periods.
Historically we have experienced fluctuations in the quarterly growth rate of our business, including during the year ended December 31, 2021. We may continue to experience fluctuations in our quarterly growth rate and financial performance. We are currently engaged in a number of initiatives to support the growth of our business which may result in costs and delays which may negatively affect our gross margin in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of the realization of the costs and benefits of such initiatives.
Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as the initial periods of significant economic uncertainty and reduced economic activity as a result of the COVID-19 pandemic as well as slowdowns in the housing market. In addition, our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit. In particular, our business performance is linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate are expected to have an impact on the strength of our business in those local markets, including with respect to the volatility in consumer demand and sentiment as the COVID-19 pandemic continues to evolve. Our business trends are frequently correlated closely with conditions in financial markets including the stock market. The global economic environment is currently in a period of widespread uncertainty as governments and central banks continue to respond to the impact of COVID-19 on business conditions. In the event that equity and credit markets experience volatility and disruption, consumer demand for our product and our results of operations may be adversely affected.
In addition, our rates of revenue growth have fluctuated from quarter to quarter over the last two years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including:

•the overall economic and general retail sales environment, including the effects of uncertainty relating to the COVID-19 pandemic or its related impacts on consumer spending;
•the availability of our products and the impact of delays or disruption in our supply chain;
•consumer preferences and demand;
•the number, size and location of the Showrooms we open, close, remodel or expand in any period;
•our ability to efficiently source and distribute products;
•changes in our product offerings and the introduction, and timing thereof, of introduction of new products and new product categories;
•promotional events;
•our competitors introducing similar products or merchandise formats;
•the distribution of our January and September catalogs each year;
•the timing of various holidays, including holidays with potentially heavy retail impact; and
•the success of our marketing programs.

Due to these factors, our results for any quarter are not necessarily indicative of the results that we may achieve for a full year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and as a result we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance.
We are exposed to risks associated with the interruption of supply and increased costs as a result of our reliance on third-party transportation carriers for shipment of our products.
We rely upon, and have contracts with, third-party carriers to transport products from our vendors and to our distribution center, third-party warehouses and Showrooms for delivery to our clients. As a result of our dependence on third-party providers, we are subject to risks, including labor disputes, union organizing activity, adverse weather, natural disasters, climate change, the closure of our carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, outbreaks of disease (such as the COVID-19 pandemic) or other factors affecting such carriers’ ability to provide delivery services and meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. Due to the outbreak of the COVID-19 pandemic, our third-party providers have experienced transportation disruptions and restrictions, labor shortages, vessel schedule changes, congestion and delays at ports, and a shortage of shipping containers needed to ship our products, which has adversely impacted our inventory levels and resulted in a high number of client backorders. Failure to deliver merchandise in a timely and effective manner could cause clients to cancel their orders and could damage our brand and reputation, which could have a material adverse effect on our business, financial condition, operating results and prospects. Our reputation for providing a high level of client service is dependent on such third-party transportation providers delivering our product shipments in a timely manner. Further, in the event of delays by a third-party carrier, we may have to transition to a different third-party carrier, and such transition can take months to effectuate. In addition, fuel costs have been volatile, and transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
Disruption in our receiving and distribution system or increased costs as a result of our recently opened distribution and manufacturing center in North Carolina and the anticipated opening of our distribution center in Texas could adversely affect our business.
We opened our second distribution center in the fourth quarter of 2021 at a new facility located in North Carolina, which we expect to be fully operational in 2022. We are also planning to open a third distribution center in Dallas, Texas during 2022. We may not accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. We also may not realize all of the expected benefits of increased efficiency and capacity from the opening of additional distribution centers, and we may experience increased costs in connection with the opening of our new distribution centers that we have not previously considered.
Any disruptions in our receiving and distribution system or increased costs as a result of opening our second distribution center in North Carolina or our planned distribution center in Dallas could have a material adverse effect on our reputation, business, financial condition, and results of operations.
We depend on our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by specialty and artisan vendors. Any disruptions we experience in our ability to obtain quality products in a timely fashion or in the quantities required could have a material adverse effect on our reputation, business, results of operations and financial performance.
Our business model includes offering exclusively designed, high-quality products, and we purchase the vast majority of our merchandise from a number of third-party vendors. Although we do not rely on one or a small group of vendors for a majority of our products, and we have longstanding relationships with many of our vendors, some vendors are the sole sources for particular products, and we may be dependent on particular vendors that produce popular items, and may not be able to easily find another source if a vendor discontinued selling to us. For example, we purchased upholstery products representing approximately 20% of our total net revenue in 2021 from McCreary Modern, Inc. If any of our vendors, including our significant or sole-source vendors, were unable or unwilling to continue to sell us product, we may be unable to replace quickly or effectively the products sold to us by such vendor, or do so on similar or favorable terms, which could have an adverse impact on our business.
Many of our products are produced by artisans, specialty vendors and other vendors that are small and may be undercapitalized, unable to scale production or have limited production capacity, and we have from time to time in prior periods, including the COVID-19 pandemic, experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits, including production and shipping delays related to the COVID-19 pandemic, in our vendor base. In addition, the expansion of our business into new markets or new product introductions could put pressure on our ability to source sufficient quantities of our products from such vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. Even if we do identify such new vendors, we may experience product shortages, client backorders and delays as we transition our product requirements to incorporate alternative suppliers. Our relationship with any new vendor would be subject to the same or similar risks as those of our existing suppliers.
A number of our vendors, particularly our artisan vendors, may have limited financial or other resources and operating histories and may receive various forms of credit from us, including with respect to payment terms or other arrangements. We may advance a portion of the payments to be made to some vendors under our purchase orders prior to the delivery of the ordered products. These advance payments are normally unsecured. Vendors may become insolvent and their failure to repay our advances, and any failure to deliver products to us, could have a material adverse impact on our results of operations. There can be no assurance that the capacity of any particular vendor will continue to be able to meet our supply requirements in the future, as our vendors may be susceptible to production difficulties or other factors that negatively affect the quantity or quality of their production during future periods. A disruption in the ability of our significant vendors to access liquidity could also cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their ability to manufacture or ship products to us. Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business.
Increased commodity prices or increased freight and transportation costs could adversely affect our results of operations.
Our operating results are significantly affected by changes in product costs due to commodity cost increases or inflation, including with respect to freight and transportation costs. Prices of certain commodities used in our merchandise, such as petroleum, resin, copper, steel, cotton and lumber, are subject to fluctuation arising from changes in currency exchange rates, tariffs and trade restrictions and labor, fuel, freight and other transportation costs. In recent years, and in particular, the last several months, we have faced significant inflationary pressure on freight costs, which were heightened by tariff-related shipment surges and port congestion.
Due to the uncertainty of commodity price fluctuations and inflation, we may not be able to pass some or all of these increased costs on to our clients, which results in lower margins. Even if we are able to pass these increased costs on to our clients, we may not be able to do so on a timely basis. Accordingly, any rapid and significant changes in commodity prices or other supply chain costs may have a material adverse effect on our gross margins, operating results and financial performance.
We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to report accurately or timely our financial condition or results of operations, which may adversely affect investor confidence in us, and as a result, the value of our Class A common stock.
We are subject to the SEC’s internal control over financial reporting (“ICFR”) requirements and will become subject to the auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once the market value of our Class A common stock held by non-affiliates exceeds $700.0 million as of the end of the prior year’s second quarter, or once we otherwise lose our “emerging growth company” status.
During the course of preparing for our initial public offering, we identified material weaknesses in our ICFR as described below and these material weaknesses remained outstanding as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses resulted in a restatement of our previously issued annual consolidated financial statements as of and for the years ended December 31, 2020 and 2019 principally related to selling, general and administrative expenses and other long-term liabilities, and misclassifications in the balance sheets and statements of comprehensive income. These material weaknesses also resulted in immaterial adjustments recorded as of and for the year ended December 31, 2021 principally related to property, furniture and equipment, net, selling, general and administrative expenses and misclassifications in the balance sheet and statement of cash flows. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
•Hiring additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements, including non-routine and complex transactions, to design, execute and/or provide appropriate oversight of activities related to ICFR.
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

We are subject to import and other international risks as a result of our reliance on foreign manufacturers and vendors to supply a significant portion of our merchandise.
Although our Showrooms are based solely in the United States, we rely on foreign manufacturers and vendors to supply a significant portion of our merchandise. Approximately 60% of our net revenue was generated from sales of products from vendors in foreign locations such as Italy, Mexico and Southeast Asia during 2021. Our significant international supply chain increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions, political instability, international conflicts, acts of terrorism, natural disasters, epidemics (including the COVID-19 pandemic), transportation delays, dock strikes, inefficient freight requirements, restrictive actions by foreign governments or changes in U.S. laws, trade policy and regulations affecting imports or domestic distribution.
All of our products manufactured overseas and imported into the United States are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties or tariffs, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The U.S. administration has enacted certain tariffs and proposed additional tariffs on many items sourced from China, including certain furniture, furniture parts, and raw materials for domestic furniture manufacturing products imported into the United States. Although we have not historically purchased a significant amount of product from China, we may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our clients or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our clients and manage our supply chain.
If we are unable to effectively manage our inventory levels and the responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within our distribution facility, our business and operating results may be harmed. For example, we continue to experience elevated levels of demand for many of our products, and as a result, we may encounter delays in fulfilling this demand and replenishing to appropriate inventory levels. Furthermore, demand for our products is influenced by certain factors, like the popularity of certain Showroom aesthetics, cultural and demographic trends, marketing and advertising expenditures, and general economic conditions, all of which can change rapidly and result in a quick shift in consumer demand. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the consumer tastes for each of our target consumer demographics. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market or to constraints in our supply chain if our vendors do not have the capacity to handle elevated levels of demand for part or all of our orders or could experience delays in production for our products. If we misjudge either the market for our merchandise or our clients’ purchasing habits or we experience continued or lengthy delays in fulfilling client demand, our clients could shop with our competitors instead of us, which could harm our business. Additionally, much of our merchandise requires that we provide vendors with significant ordering lead times and we may not be able to source sufficient inventory if demand for a product is greater than anticipated. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our Outlets or other liquidation channels at prices that are significantly lower than our retail prices, any of which would negatively impact our business and operating results. The inability to respond quickly to market changes could have an impact on our expected growth potential and the growth potential of the market.

Our business has been and may continue to be affected by the significant and widespread risks posed by the COVID-19 pandemic or a similar outbreak of an infectious disease.
The global outbreak of COVID-19 and resulting health crisis has caused, and continues to cause, significant and widespread disruptions to the U.S. and global economies, financial and consumer markets, and our business. The COVID-19 outbreak in the first quarter of 2020 caused disruptions to our business operations. In our initial response to the COVID-19 health crisis, we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations, minimizing expenses and delaying investments, including pausing some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth quarters of 2020 as a result of both the reopening of our Showrooms and also strong consumer demand for our products.
During the course of the COVID-19 pandemic, public health officials and other governmental authorities have imposed and may impose new mitigation measures, regulations and requirements to address the spread of COVID-19. Public health officials and other governmental authorities also have imposed directives and may impose additional directives that could require changes in our business practices. The scope and duration of these mitigation measures and directives continue to evolve throughout the course of the COVID-19 pandemic. Depending on the future course of COVID-19 and further outbreaks, we may experience further restrictions and temporary closures of our Showrooms and Outlets. Although we experienced strong demand for our products during 2020 and 2021, some of the demand may have been driven by stay-at-home restrictions that were in place throughout many parts of the United States. The exact effect of changes to these stay-at-home restrictions cannot be predicted with certainty.
Although we have continued to serve our clients and operate our business throughout the COVID-19 pandemic, there can be no assurance that future events will not have an effect on our business, results of operations or financial condition because the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including further outbreaks and new strains or variants of COVID-19, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19, changes in consumer behavior and health concerns, the pace of economic activity in the wake of COVID-19, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Due to COVID-19, we have experienced, and expect to continue to experience, constraints in our merchandise supply chain, which have resulted in delays in the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. We anticipate that the business conditions related to COVID-19 will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during 2022. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty.
Further, we continue to address the effects of COVID-19 on our business with respect to real estate development and the introduction of new Showrooms. A range of factors involved in the development of new Showrooms may continue to be affected by COVID-19, including delays in construction, permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties, including landlords and other real estate counterparties, may be adversely affected by COVID-19. Actions taken by federal, state and local government authorities, and in some instances mall and shopping center owners, in response to COVID-19, may require changes to our real estate strategy and related capital expenditure. We may also continue to be required to make lease payments in whole or in part for our Showrooms that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.
In addition, governmental authorities have imposed regulations or requirements with respect to the compensation of our employees or the manner or location in which our employees may work. At various times since the beginning of COVID-19, many of our employees have been subject to state and local shelter-in-place requirements, which have varied over time and resulted in many members of our team being required to work remotely. These working arrangements and other related restrictions, including severe limitations on travel, may have an effect on our operations and the ability of our executives to lead our teams. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively affected, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.
To the extent the COVID-19 outbreak adversely affects our business, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Changes in the health of the high-end housing market, as well as declines in consumer confidence and consumer spending, could adversely impact our revenue and results of operations.

Our business depends on client demand for our products and, consequently, is sensitive to a number of factors that influence consumers spending, including general economic conditions, client disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, outbreaks of disease (such as the COVID-19 pandemic), adverse weather, availability of client credit, client debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumers’ confidence in future economic and political conditions, and client perceptions of personal well-being and security. In particular, past economic downturns have led to decreased discretionary spending, which adversely impacted our business. Consumer confidence and consumer spending may deteriorate significantly and could remain depressed for an extended period of time. Consumer demand for and purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is limited, unemployment rates increase or there is economic uncertainty. An uncertain economic environment could also cause our vendors to go out of business or our banks to discontinue lending to us or our vendors, or it could cause us to undergo restructurings, any of which could adversely impact our business and operating results.
Moreover, as we target consumers of high-end home furnishings for our products, our sales are particularly affected by the financial health of higher-end consumers and demand levels from that consumers demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower-end housing versus higher-end consumers. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher-end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher-end real estate markets in the United States, the number of second and third homes being sold, stock market volatility and illiquid market conditions, global economic uncertainty, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns linked to the reopening of businesses in light of improvements relating to the COVID-19 pandemic may also have an impact on consumer spending in the high-end housing market. Further, in recent periods the stock market has experienced significant volatility as well as periods of significant decline, and rising house prices have dampened. Increases in interest rates may dampen growth in the U.S. housing market and may depress consumer optimism about the U.S. housing market and home buying in the higher-end of the housing market. We believe that our client purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have been correlated with a reduction in client demand for our products.

There can be no assurance that some of the other macroeconomic factors described above will not adversely affect the higher-end client that we believe makes up the bulk of our client demand. We believe that a number of these factors have in the past had, and may in the future have, an adverse impact on the high-end retail home furnishings sector and affect our business and results. These factors may make it difficult for us to accurately predict our operating and financial results for future periods and some of these factors could contribute to a material adverse effect on our business and results of operations.
Adverse events in the primary regions of our operations could materially adversely affect our business.
Our headquarters and primary distribution center are located outside of Cleveland, Ohio. Any extreme weather, natural or man-made disasters, catastrophic events, terrorism, blackouts, widespread illness (such as the COVID-19 pandemic) or unfavorable regional economic conditions could materially adversely affect our business. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions.
The failure to recruit, hire, and retain qualified personnel could materially adversely affect our business.
The success of our business depends upon our ability to recruit, hire and retain qualified individuals to work in and manage our Showrooms and manufacturing and distribution centers in the geographic regions in which our Showrooms and manufacturing and distribution centers are located, and our operations are subject to federal and state laws governing such matters as minimum wages, overtime, working conditions and employment eligibility requirements. Economic factors such as a decrease in unemployment and an increase in mandatory minimum wages at the local, state and federal levels and social benefits, whether intended to be permanent or temporary, as well as increases in wages paid by other employers in markets in which we compete, could have a material impact on our results of operations if we are required to significantly increase wages and benefits expenditures in order to attract and retain qualified personnel. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our client service to suffer, while increasing wages for our employees could cause our profit margins to decrease. For example, we experienced temporary difficulties recruiting personnel in our manufacturing and distribution centers during the COVID-19 pandemic as a result of enhanced unemployment benefits. Further, qualified individuals for our skilled labor positions, particularly in our manufacturing and distribution centers, are in high demand, and we may experience shortages of skilled labor, which may make it more difficult and expensive for us to attract and retain such qualified employees. Failure to continue to attract a sufficient number of individuals at reasonable compensation levels could have a material adverse effect on our business, reputation and results of operations.

We depend on our management’s and other team members’ experience and knowledge of our industry; we could be adversely affected were we to lose, or experience difficulty in recruiting and retaining, any such members of our team.
We are currently managed by a group of experienced senior executives, including our Founder, Chairman and Chief Executive Officer, John Reed, and other key team members with substantial knowledge and understanding of the industry sector in which we operate. Our success and future growth depend largely upon the continued services of our management team. If, for any reason, our executives do not continue to be active in management, or we lose such persons, or other key team members, or we fail to identify and/or recruit for current or future positions of need, our business, financial condition or results of operations could be adversely affected.
We have and will continue to incur capital expenditures for the remodeling of our existing Showrooms, and there is no guarantee that this will result in incremental Showroom traffic or sales, which may adversely impact our results of operations and financial performance.
We believe our clients’ experience in our Showrooms is important to our brand. Accordingly, we may remodel our existing Showrooms to improve our clients’ experience and reflect our new Showroom design, products and the latest market trends. The remodeling of our Showrooms requires significant capital expenditure and there is no guarantee that the capital spent on our remodeled Showrooms will result in increased traffic or be offset by increased revenue, which would materially adversely affect our results of operations and financial performance.
Merchandise purchased from our vendors that is defective or otherwise does not meet our product quality standards could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for such merchandise.
Some of our merchandise has failed to meet our expectations and objectives concerning quality. We have in recent periods, and may in the future, recall products from the market due to quality or other issues. Despite our continual efforts to deliver our clients satisfying experiences in our Showrooms, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our clients. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our Showrooms or clients. Our failure to supply high quality merchandise in a timely and effective manner to our clients, our announcement of product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or client litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of client complaints or returns, become subject to a product recall and/or attract negative publicity, which could in turn damage our reputation and brand image, result in client litigation (including class-action lawsuits), and harm our business. With the growth in importance and the impact of social media, the magnitude of such harm to our business, reputation and brand image may be significantly amplified. We are making changes in many aspects of our business processes that affect our clients, including improvements in product quality and enhancements in sourcing and product availability, which are expected to include increasingly significant operational and other changes in the near term. This may complicate our supply chain and quality control process, and any inability to invest sufficient resources in quality control and compliance processes or significant turnover in the personnel dedicated to such function may result in quality control issues or product recalls.
Even if we detect that merchandise is defective or otherwise not in compliance with our product quality standards before such merchandise is shipped to our clients, we may not be able to return such products to the vendor, obtain a refund of our purchase price from the vendor or obtain other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls.
Our continued success is substantially dependent on our positive brand identity.

The success of our operations is dependent, in part, on our ability to preserve, grow and utilize the value of our reputation as a top-quality brand in home furnishings. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode our clients’ trust and confidence in our brand and products. Damage to our reputation could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity, especially in social media outlets, and may generate negative client sentiment, and could have an adverse impact on our business and results of operations.
We continue to invest in the development of our brand and the marketing of our business. Our increased focus on elevating Arhaus as a luxury brand further increases the importance of our brand image, position and reputation. We believe that maintaining and enhancing our brand is integral to the future of our business and to the implementation of our strategies for expanding our business. This will require us to continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for the operations of our Showrooms, website operations and employee training. Our brand image may be diminished if new products, services or other businesses fail to maintain or enhance our distinctive brand image, which could have a material adverse impact on our business and results of operations.
Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media, any negative publicity from product defects, recalls or failures in service may be magnified and reach a large portion of our client base in a very short period of time, which could harm the value of our brand and, consequently, our financial performance could suffer. We may also suffer reputational harm if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience other negative events that affect our image or reputation. Any failure to maintain a strong brand image could have a material adverse effect on our sales, results of operations, financial performance and prospects.
Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.
We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Facebook, Twitter, Pinterest and YouTube accounts, as well as our own content on our website. We maintain relationships with many social media influencers and may engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to use social media platforms as marketing tools in a cost-effective manner or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new clients and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between an influencer and an advertiser. If we were held responsible for the content of influencers’ posts under FTC regulations and guidelines, we could be forced to alter our practices, which could have a material adverse effect on our business, financial condition, and results of operations.
Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our clients in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. The harm may be immediate, without affording us an opportunity for redress or correction.
We rely on third parties to drive traffic to our website, and these providers may change their algorithms or pricing in ways that could negatively impact our business, results of operations, financial condition and prospects.
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our brand, grow our business, attract new clients and retain existing clients. In particular, we rely on search engines, such as Google, and social media platforms such as Facebook, Pinterest and Instagram as important marketing channels. In addition to purchasing traditional advertising space on search engines and social media platforms, we also partner with influencers who promote our brand and products to their followers. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively market through these channels. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our social media influencer partners will be interested in buying our products, or if our influencer partners will maintain their follower numbers throughout the time of our partnerships. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
From time to time we are subject to client or other various legal proceedings which could adversely affect our business, financial condition, results of operations and cash flows.
We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Moreover, our operations are characterized by a high volume of client traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to client litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damages and other business-related matters, as well as product liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate and/or if we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations. Further, adverse publicity about client or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging clients from purchasing our products.
Our failure to successfully manage the costs and performance of our print media might have a negative impact on our business.
Print media mailing is a significant component of our marketing activities. The cost of catalog production, printing and distribution impacts our operating margin and increases in these costs may not be offset by increased revenue generated. In addition, postal service delays can affect the timing of catalog delivery, which could cause clients to forego or defer purchases. Moreover, we rely on one printer for all of our catalog printing work, which subjects us to various risks if the vendor fails to perform under our agreement. We have historically experienced fluctuations in our clients’ response to our catalogs. Client response to our catalogs is substantially dependent on merchandise assortment, availability and creative presentation, as well as the consumers to whom the catalogs are directed, timing of delivery of our mailings, the general retail sales environment and current domestic and global economic conditions. If we misjudge the correlation between our catalog marketing and net revenue, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.
Our failure to successfully anticipate merchandise returns might have a negative impact on our business.
We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to differ from merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could have a material adverse effect on our business, reputation and operating results.
Product warranty claims could have a material adverse effect on our business.
We provide a limited warranty on merchandise to be free of defects in both construction materials and workmanship, which, if deficient, could lead to warranty claims. We also provide “Worry-Free Protection Plans” that are serviced by a third party and include coverage for incidental and accidental damage not covered by our limited warranty. We maintain a reserve for warranty claims; however, there can be no assurance that our reserve for warranty claims will be adequate and additional warranty reserves may be required. A significant number of or an increase in warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse effect on our business, financial condition, operating results and prospects.
If we are unable to successfully adapt to client shopping preferences or develop and maintain a relevant and reliable omni-channel experience for our clients, our financial performance and brand image could be adversely affected.
We are continuing to grow our omni-channel business model. While we interact with many of our clients through our Showrooms, our clients are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our Showrooms. Our clients also engage with us online through our social media channels, including Facebook and Instagram, by providing feedback and public commentary about aspects of our business. Omni-channel retailing is rapidly evolving. Our success depends, in part, on our ability to anticipate and implement innovations in client experience and logistics in order to appeal to clients who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to continue to implement our omni-channel initiatives or provide a convenient and consistent experience for our clients across all channels that delivers the products they want, when and where they want them, our financial performance and brand image could be adversely affected.
Our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of opening new Showrooms. We may be unable to successfully open and operate new Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
As of December 31, 2021, we had 79 Showrooms, including three Outlet stores, in 28 states in the United States. A major part of our organic growth strategy consists of increasing our Showroom base. Such large-scale projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. We have experienced and are experiencing some delays in certain opening projects on account of the COVID-19 pandemic and may experience similar delays in the future due to COVID-19 or other similar outbreaks of infectious diseases. There can be no assurance that we will succeed in opening additional Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
Our ability to successfully open and operate new Showrooms depends on many factors, including, among other things, our ability to:

•identify new markets where our brand and products will be accepted and the revenue at our Showrooms will meet our targeted revenue levels;
•obtain desired locations, including Showroom size and adjacencies, in targeted high traffic street and urban locations and top tier retail locations;
•adapt our Showrooms to address public health concerns or public health crises, such as the COVID-19 pandemic;
•negotiate acceptable lease terms, including satisfactory rent and tenant improvement allowances;
•achieve brand awareness and attract new clients in new markets;
•manage capital expenditures while designing new Showrooms and remodeling our existing Showrooms;
•hire, train and retain Showroom associates and field management;
•assimilate new Showroom associates and field management into our corporate culture;
•source and supply sufficient inventory levels;
•employ the adequate technologies needed to serve our clients and protect their transactions with us;
•successfully integrate new Showrooms into our existing operations and information technology systems; and
•meet our capital needs, including to fund the opening of new Showrooms.
In addition, once our new Showrooms are opened, we may not be able to achieve our targeted increase in revenue or targeted operating and financial metrics at such Showrooms, or it may take longer than anticipated to do so. Accordingly, there can be no assurance that we will be able to achieve our growth targets by successfully implementing our growth strategy. Such risks, in addition to potential difficulties in obtaining any required licenses and permits, unavailability of desired Showroom locations, delays in the acquisition or opening of new Showrooms, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new Showroom locations or a lack of client acceptance of Showrooms in new market areas, could lead to significant costs and delays and may negatively impact our new Showroom growth, the profitability associated with new Showrooms and our future financial performance.
Our ability to attract clients to our Showrooms depends heavily on successfully locating our Showrooms in suitable locations. Any impairment of a Showroom location, including any decrease in client traffic, could cause our sales to be lower than expected.
We believe our Showrooms and the client’s Showroom experience are key for generating and increasing revenue. We plan to open new Showrooms in high traffic locations and historically we have favored top tier mall locations near luxury and contemporary retailers that we believe are consistent with our target clients’ demographics and shopping preferences. Revenues at these Showrooms are derived, in part, from the volume of foot traffic in these locations. Showroom locations may become unsuitable due to, and our revenue volume and client traffic generally may be harmed by, among other things:

•economic downturns in a particular area;
•competition from nearby retailers selling similar products;
•changing client demographics in a particular market;
•changing preferences of clients in a particular market;
•the closing or decline in popularity of other businesses located near our Showroom;
•reduced client foot traffic outside a Showroom location; and
•Showroom impairments due to acts of God, pandemic, terrorism, protest or periods or civil unrest.
Even if a Showroom location becomes unsuitable, we will generally be unable to cancel the long-term lease associated with such Showroom.
Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market, our future growth opportunities may be limited.
We have determined our total addressable market based on, among other things, our analysis of the historical market size of the U.S. residential furniture and décor market, our observation and analysis of recent trends, client behaviors and client satisfaction, our estimates and expectations concerning future growth of the U.S. residential furniture market, including expected growth of the premium furniture segment, as well as other information derived from third-party research commissioned by us. As a result, our estimated total addressable market is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates, as well as the estimates and forecasts in this annual report relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our total addressable market is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
We operate in a highly competitive industry sector which may adversely affect our future financial performance.
The home furnishings sector is highly competitive. We compete with the interior design trade and specialty Showrooms, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings. We also compete with national and regional home furnishing retailers and department Showrooms, including Restoration Hardware, Room & Board, Serena and Lily and Pottery Barn. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain although some of these digital offerings have gained market share primarily in areas outside the luxury end of the market.
We compete generally with these other retailers for clients, suitable retail locations, vendors, qualified employees and senior leadership personnel. Some of our competitors have also attempted to imitate our product offerings and business initiatives from time to time in the past. In addition, many of our competitors have significantly greater national brand recognition or may devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we do. Such competitors may also be able to adapt to changes in client preferences more quickly than we can due to their greater financial or marketing resources, through new product launches or by adapting their business models and operations to new client trends, which may in turn change how our clients acquire products or view our business and brand. There can be no assurance that such competitors will not be more successful than us or that we will be able to continue to maintain our position as a leader in style and innovation in the future.
Our lease obligations are substantial and expose us to increased risks.
We do not own any of our Showrooms. Instead, we rent all of our Showroom spaces pursuant to leases. Nearly all of our leases require a fixed annual rent, and many of them require the payment of additional rent if Showroom revenues exceed a negotiated amount. Most of our leases are “net” leases that require us to pay all costs of insurance, maintenance and utilities, and applicable taxes.
Our required payments under these leases are substantial and account for a significant portion of our selling, general and administrative expenses. We expect that any new Showrooms we open will also be leased, which will further increase our lease expense and require significant capital expenditures. Our substantial lease obligations could have significant negative consequences, including, among others:

•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring a substantial portion of our available cash to pay our rental obligations, reducing cash available for other purposes;
•limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and
•placing us at a disadvantage with respect to some of our competitors who sell their products exclusively online.
Such risks could lead to significant costs which may negatively impact our growth, the profitability associated with our Showrooms and our financial performance.
Growing our business may require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.
We may need additional capital to continue to grow our business. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. We fund our capital needs primarily from available working capital; however, the timing of available working capital and capital funding needs may not always coincide, and the levels of working capital may not fully cover capital funding requirements. From time to time, we may need to supplement our working capital from operations with proceeds from financing activities. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution in shares of our Class A common stock or higher levels of leverage. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results and financial condition could be materially and adversely affected.
Disruption in the financial markets could have a material adverse effect on client demand and our ability to refund client deposits.
We collect deposits from our clients at the time of purchase and in advance of delivering products, and as of December 31, 2021, we had approximately $265 million in client deposits. Strong client demand and supply chain constraints in 2021 have increased client deposits, which results in increasing our net cash provided by operating activities. However, if there were disruptions in the financial markets or economy that led to significant client order cancellations, there can be no assurance that we will have the cash or cash equivalents to refund all client deposits for cancelled orders. If we are unable to refund client deposits or use our client deposits as a source of funding for our operating activities, our reputation and brand may be damaged and our funding costs may increase, which would have a material adverse effect on our business, financial results and condition.
Our business operations depend on good relations with our employees.
Currently, none of our employees are represented by a union or subject to any collective bargaining agreements. We believe that we have good relations with our employees and that these good relations contribute to the success of our operations. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain Showrooms or distribution centers or within certain regions. Responding to such organizational activity may distract management and employees and may have a negative financial effect on our business, financial condition or results of operations.
Risks Related to Our Intellectual Property
We may not be able to adequately protect our intellectual property rights.
We regard our client lists, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on a combination of trademark, copyright, and patent law, trade dress, trade secret protection, agreements, and other methods together with the diligence of our employees and others to protect our proprietary rights. For a variety of reasons, we might not be able to obtain protection in the United States or internationally for all of our intellectual property. We have only registered trademarks and obtained domain names in jurisdictions where we have a significant business presence, and not in all major jurisdictions. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. We have in the past initiated, and may in the future initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. We have from time to time encountered other retailers selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent some infringement of our rights by others (especially with respect to infringement by non-U.S. entities with no physical U.S. presence), including imitation of our products and misappropriation of our images and brand.
If we are unable to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position could suffer. The costs of defending and enforcing our intellectual property assets may incur significant time and legal expense. While we will take all steps necessary to protect and enforce our rights because of factors beyond our control, we may not be entirely successful in protecting our assets, enforcing our rights or collecting on judgments.
The inability to acquire, use or maintain our marks and domain names for our sites could substantially harm our business and operating results.
We are the owner of various trademarks for our brands and hold trademark registrations for many of them in the United States, Canada and China. We also own the Internet domain names for the Arhaus websites such as Arhaus.com, Arhaus.net, and Arhausfurniture.com, among others.
Third parties may use trademarks and brand names similar to Arhaus’ trademarks and brand names and any potential confusion as to the source of goods or services could have an adverse effect on its business and may inhibit its ability to build name recognition in its markets of interest. Third parties may also oppose Arhaus’ trademark applications or otherwise challenge Arhaus’ use of the trademarks. If Arhaus’ trademarks are successfully challenged, Arhaus could be forced to rebrand its products which could result in the loss of brand recognition and could require additional resources devoted to advertising and marketing new brands.
Domain names generally are regulated by Internet regulatory bodies. If we do not have or cannot obtain on reasonable terms the ability to use our marks in a particular country, or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country or to elect not to sell products in that country, either of which would adversely affect our business, financial condition and operating results. Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Regulatory bodies also may establish additional generic or countrycode top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that utilize the name Arhaus or our other brands in all of the countries in which we currently or intend to conduct business.
If third parties claim that we infringe upon their intellectual property rights, our operating results could be adversely affected.

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories and move into other geographic markets. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability and prevent us from selling some of our products, incur costs to redesign or rebrand our products or license rights from third parties or cease using those rights altogether, which could have a material adverse impact on our business, financial condition, or results of operations.
Risks Related to Government Regulation
We are subject to governmental regulations and may be subject to enforcement if we are not in compliance with applicable regulation, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.
We are subject to a broad range of federal, state and local laws and regulations in connection with our core business and private label credit card operations, including labor and employment, customs, privacy and cybersecurity, health and safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that otherwise govern our business. Our products and their manufacturing, labeling, marketing and sale are also subject to various aspects of the Federal Trade Commission Act, state consumer protection laws and state warning and labeling laws, such as Proposition 65 in California. In addition, various jurisdictions may seek to adopt similar or additional product labeling or warning requirements.
As a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to U.S. health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.
Our business involves receiving, processing, storing, using and sharing data, some of which contains personal information. We are subject to complex and rapidly evolving laws addressing data protection, and companies are under increased regulatory scrutiny with respect to privacy and data security. The interpretation and application of existing laws regarding this subject are continuing to evolve and many states are considering new regulations in this area. Applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. As our business evolves, we may be subject to international privacy laws that further limit our data collection and handling practices. We cannot yet fully determine the impact that such future privacy requirements may have on our business or operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance, change the manner in which we use data, and adversely affect the profitability of our private label credit card program.

Additionally, we are subject to the terms of our privacy policies and notices and may be bound by contractual requirements applicable to our collection, use, processing and disclosure of personal information, and may be bound by or alleged to be subject to, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Any failure or perceived failure by us or any third parties with which we do business to comply with our privacy policies or with other privacy-related obligations to which we or such third parties are or may become subject, may result in investigations or enforcement actions against us by governmental entities, private claims, public statements against us by consumer advocacy groups or others, and fines, penalties or other liabilities. For example, California consumers whose information has been subject to a security incident may bring civil suits under the CCPA, for the greater of actual damages or statutory damages between $100 and $750 per violation. Any such action would be expensive to defend, likely would damage our reputation and market position, could result in substantial liability and could adversely affect our business and results of operations.

Further, in view of new or modified privacy requirements, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices, and to expend significant resources to adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner.

In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, or expanding into new markets, we may become subject to new regulations and regulatory regimes. In addition to increased regulatory compliance, if the regulations applicable to our business operations were to change, it could make conducting our business more expensive or otherwise change the way we do business. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with our business initiatives, and there can be no assurance that we will be successful in doing so.
Failure by us, our manufacturers, or our vendors to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions could result in a material effect on our operating results, business and financial condition, including increased operating costs.
Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, clients and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations. There are a number of constituencies that are involved in a range of ESG issues including investors, special interest groups, public and consumer interest groups and third party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to ESG, which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect client perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.
Risks Related to Data Privacy and Information Technology
If we are unable to effectively manage our eCommerce business and digital marketing efforts, our reputation and operating results may be harmed.
Although eCommerce does not currently represent a significant portion of our revenues (approximately 18% of total net revenue in 2021) we believe eCommerce offers a significant growth opportunity and our strategy includes investment in and expansion of our digital platform and eCommerce channel. The success of our eCommerce business depends, in part, on third parties and factors over which we have limited control. We must continually respond to changing consumer preferences and buying trends relating to eCommerce usage, including an emphasis on mobile eCommerce. Our success in eCommerce has been strengthened in part by our ability to leverage the information we have on our clients to infer client interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
We are also vulnerable to certain additional risks and uncertainties associated with our eCommerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; computer viruses; vendor reliability; changes in applicable privacy laws and regulations; compliance costs related to maintaining a reasonable privacy and data security program that addresses constantly evolving legal requirements; security breaches; and consumer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other eCommerce marketing trends such as paid search, re-targeting, and the proliferation of mobile usage, among others.

We expect to continue to invest capital and other resources in our eCommerce channel, but there can be no assurance that our initiatives will be successful or otherwise succeed in driving sales or attracting clients. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our eCommerce business, require us to impair certain assets, and damage our reputation and brands.
If we experience security incident(s) that result in data breach(es), we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

No company can be entirely free of vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service change frequently. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. We collect, process and store certain personal information and other data relating to individuals, such as our clients, artisan partners, and employees. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors could be the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors may suffer a security incident, which may allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing costs associated with the detection and prevention of cyber threats.
We may incur additional costs in the event of a data breach or other security incident. Our remediation efforts may not be successful and could result in interruptions to our operations. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible losses and claims, and we may still suffer losses that could have a material adverse effect on our business (including reputational damage).
Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages, cyber risk, or difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations, and we may be exposed to risks and costs associated with protecting the integrity and security of our clients’ information.
We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we are in the midst of replacing or implementing. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We also rely on information technology systems to effectively manage, among other things, our business data, communications, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage our business. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.
Our information technology systems may be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, and natural disasters. In addition, damage or interruption can also occur as a result of non-technical issues, including vandalism, catastrophic events, and human error. Damage or interruption to our information systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations in the interim. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, these systems can be complex to develop, maintain, upgrade and protect against emerging threats, and we may fail to adequately hire or retain adequate personnel to manage our information systems, accurately gauge the level of financial and managerial resources to invest in our information systems, or realize the anticipated benefits of resources invested in our information systems particularly as our business changes as a result of the many initiatives that we are pursuing. Any material interruptions or failures in our systems or the products or systems of our third party vendors or other third parties that we share data with may have a material adverse effect on our reputation, business, financial condition, or results of operations.

In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive client information through a compromised network at the acquired entity level. If an unauthorized party is able to circumvent our security measures, it could destroy or steal valuable information or disrupt our operations. Any successful breaches or attempted intrusions could result in increased information systems costs and potential reputational damage, which could materially adversely affect our reputation, business, financial condition, and results of operations. Additionally, in order for our business to function successfully, we and other vendors and third parties must be able to handle and transmit confidential and personal information securely, including in client orders placed through our website and the success of our eCommerce operations depends on the secure transmission of confidential and personal information over public networks, including the use of cashless payments. That information includes data about our clients as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. If our systems, or those of our third party service providers, are damaged, misappropriated, interrupted or subject to unauthorized access, information about our clients, vendors or workforce could be stolen or misused. Any failure on the part of us or our third party service providers to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our third party service providers) and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees, consumers and customers and cause other competitive disadvantages.
Furthermore, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting additional state and federal proposals addressing data privacy and security. As the data privacy and security laws and regulations evolve, we may be subject to more extensive requirements to protect the client information that we process in connection with the purchases of our products. Our failure to successfully respond to these risks and uncertainties could reduce website sales and have a material adverse effect on our reputation, business, financial condition, or results of operations.
Our failure to address risks associated with payment methods, credit card fraud and other consumer fraud, or our failure to control any such fraud, could damage our reputation and brand and could harm our business, results of operations and financial condition.

We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, and claims that a buyer did not authorize a purchase. In addition, as part of the payment processing process, our client’s credit and debit card information is transmitted to our third-party payment processors, and we may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our client’s credit or debit card information if the security of our third-party credit card payment processors are breached.

Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase.

We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our buyers and sellers in addition to the consequences that could arise from such action or inaction violating or being alleged to violate applicable laws, regulations, contractual obligations or other obligations, including those regulating to privacy, data protection and data security as outlined above, including harm to our reputation and market position. Any of these could have an adverse impact on our business, results of operations, financial condition and prospects. Our failure to adequately prevent fraudulent transactions could damage our reputation and market position, result in claims, litigation or regulatory investigations and proceedings or lead to expenses that could harm our business, results of operations and financial condition.
We are required to comply with payment card network operating rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

Because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), or the PCI Standard mandated by the card brands and administered by the Payment Card Industry Security Standards Council (“PCI SSC”), with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential issues and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, results of operations and financial condition. PCI SSC is targeting spring 2022 for release of PCI DSS v.4. While there is expected to be a transition period of 18 months to allow organizations time to plan for and implement the changes to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.
In addition to the PCI Standard, our payment processors may require us to comply with other payment card network operating rules, which are set and interpreted by the payment card networks. These rules and standards govern a variety of areas, including how consumers and clients may use their cards, the security features of cards, security standards for processing, data security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. The payment card networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons. If the payment card networks adopt new operating rules or interpret or reinterpret existing rules in ways that we or our payment processors find difficult or even impossible to comply with, or costly to implement, it could have a significant impact on our business and financial results.
If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, penalties, damages, civil liability, suspension of registration, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules, including the PCI Standard, will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit card data of customers or participants, or a security breach.
Risks Related to Our Indebtedness
We are party to a revolving credit facility that contains covenants, which may restrict our current and future operations and could adversely affect our ability to execute our business needs.
Our $50 million revolving credit facility that is subject to a borrowing base availability calculation, or the Revolving Credit Facility, with Bank of America, N.A., as administrative agent, and the lenders party thereto, contains restrictive covenants that limit our ability to, among other things, incur certain additional indebtedness, make certain investments, merge, dissolve, liquidate or consolidate all or substantially all of its assets, make certain dispositions or restricted payments, enter into certain transactions with affiliates or make certain amendments to its organizational documents. The terms of the Revolving Credit Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. Further, complying with these covenants could make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against our competitors who may not be subject to such restrictions. In addition, we may not be able to generate sufficient cash flow to meet the financial covenants or pay the principal or interest thereunder.
If we are unable to comply with our payment requirements, our lender may accelerate our obligations under the Revolving Credit Facility and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the Revolving Credit Facility, it could result in an event of default thereunder and our lenders could accelerate the entire indebtedness, which could cause us to be unable to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may be on terms that are unfavorable to us.
We may be unable to secure additional financing on favorable terms, or at all, to meet our future capital needs, which in turn could impair our growth.

We intend to continue to grow our business, which could require additional capital to expand our distribution, improve our operating infrastructure or finance working capital requirements. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional capital through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we may issue could have rights, preferences and privileges superior to those holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to raise additional capital and to pursue our growth strategies. If we are unable to secure additional funding on favorable terms, or at all, when we need it, our business may be materially adversely affected.
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting power with our Founder and the Founder Family Trusts, which gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders under our certificate of incorporation and applicable law or stock exchange rules, and their interests may conflict with ours or those of our stockholders.
Each share of our Class B common stock entitles its holders to ten votes per share on all matters presented to our stockholders generally, while each share of our Class A common stock entitles its holders to one vote per share on all matters presented to our stockholders generally. Our Founder and the Class B Trusts control the voting power of all of the outstanding Class B common stock. As of February 15, 2022, our Founder beneficially holds approximately 32.18% of our outstanding capital stock and controls approximately 48.78% of the voting power of our outstanding capital stock. As of February 15, 2022, the Founder Family Trusts beneficially hold approximately 30.01% of our outstanding capital stock and control approximately 45.49% of the voting power of our outstanding capital stock. The current independent co-trustees of the Founder Family Trusts, Albert Adams and Bill Beargie, are also directors of the Company. Our Founder does not have the right to direct or control the voting of the shares of Class B common stock that are held by the Founder Family Trusts, and the independent co-trustees have sole voting and dispositive power over the Class B common stock held by the Founder Family Trusts. However, our Founder is the settlor of the Founder Family Trusts and is related to a majority of the beneficiaries of the Founder Family Trusts, and his views may be taken into account by the co-trustees and others related to the Founder Family Trusts.
Further, there is an investor rights agreement that contains agreements among the Freeman Spogli Funds, the Founder and the Class B Trusts with respect to the voting on the election of directors and board committee membership. Other than the investor rights agreement, we are not aware of any other voting agreement among the Class B Trusts and/or our Founder, but if such a voting agreement or similar arrangement exists or were to be consummated, or if all or some of the Class B Trusts and our Founder were to act in concert, our Founder and the Class B Trusts would have the ability to control our management and affairs and determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock, and would be able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of any sale of the Company and might ultimately affect the market price of our Class A common stock. Accordingly, our Founder and the Class B Trusts may approve transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.
In addition, future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Further, the shares of Class B common stock will automatically convert into shares of Class A common stock on the earliest to occur of (i) twelve months after the death or incapacity of our Founder, and (ii) the date upon which the then outstanding shares of Class B common stock first represent less than 10% of the voting power of the then outstanding shares of Class A common stock and Class B common stock.

The concentration of ownership could deprive stockholders of an opportunity to receive a premium for shares of our Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, to exclude companies with multiple classes of shares of common stock. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. In addition, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price for our Class A common stock could be adversely affected.
Delaware law may protect decisions of our board of directors that have a different effect on holders of our Class A common stock and Class B common stock.
Stockholders may not be able to challenge decisions that have an adverse effect upon holders of our Class A common stock compared to holders of our Class B common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to different groups of stockholders, subject to applicable provisions set forth in a corporation’s certificate of incorporation and general principles of corporate law and fiduciary duties.
Our anti-takeover provisions could prevent or delay a change in control of the Company, even if such change in control would be beneficial to our stockholders.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include:

•authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•the removal of directors only for cause;
•prohibiting the use of cumulative voting for the election of directors;
•limiting the ability of stockholders to call special meetings or amend our bylaws;
•establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•the ability of our board of directors upon majority vote to amend or repeal our bylaws.
These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions as such stockholders may desire. In addition, because our board of directors is responsible for appointing our executive officers, these provisions could in turn affect any attempt by our stockholders to replace current executive officers.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock or unreserved common stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Our directors who have relationships with Freeman Spogli & Co. may have conflicts of interest with respect to matters involving us.
Two of our nine directors are affiliated with Freeman Spogli & Co., or Freeman Spogli, and, as of February 15, 2022, Freeman Spogli affiliated entities own approximately 21.79% of the outstanding common stock. These persons have fiduciary duties to both us and Freeman Spogli. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to Freeman Spogli or certain related parties or any of our directors who are employees of Freeman Spogli or its affiliates such that Freeman Spogli and its affiliates will be permitted to invest in competing businesses or do business with our customers. Under the amended and restated certificate of incorporation, subject to the limitations set forth therein, Freeman Spogli is not required to tell us about a corporate opportunity, may pursue that opportunity for itself or it may direct that opportunity to another person without liability to our stockholders. To the extent they invest in such other businesses, Freeman Spogli may have differing interests than our other stockholders.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of our initial public offering in November 2021. Our status as an emerging growth company will end as soon as any of the following takes place:

•the last day of the fiscal year in which we have $1.07 billion or more in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. We have elected to use this extended transition period.
We are a “controlled company” within the meaning of Nasdaq rules and qualify for and may rely on exemptions from certain corporate governance requirements.
Because our Founder, the Class B Trusts and the Freeman Spogli Funds have entered into the investor rights agreement governing certain voting arrangements with respect to more than a majority of the total voting power of our common stock, we are a “controlled company” within the meaning of Nasdaq rules. Under these rules, a company of which more than 50% of the voting power with respect to the election of directors is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including the following requirements:

•that a majority of its board of directors consist of independent directors;
•that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and
•that its compensation committee be composed solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
If we elect to be treated as a controlled company and use these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq rules regarding corporate governance, which could make our Class A stock less attractive to investors or otherwise harm our stock price.

Future sales of shares of Class A common stock, or the perception in the public market that such sales may occur, could adversely affect the market price of our Class A common stock. Our stockholders could be diluted by such future sales and be further diluted upon the conversion of Class B common stock into Class A common stock.
Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock.
In the aggregate, as of February 15, 2022 our Founder beneficially owns 45,078,259 shares of our Class B common stock, and the Founder Family Trusts, in the aggregate, beneficially own 42,037,341 shares of Class B common stock, representing all of the outstanding shares of Class B common stock. The shares of Class B common stock beneficially owned by our Founder represents approximately 48.78% of our total voting power. The shares of Class B common stock beneficially owned by the Founder Family Trusts represent, in the aggregate, approximately 45.49% of our total voting power.
In connection with our initial public offering, we, our executive officers and directors, our Founder, the Class B Trusts, and the holders of substantially all of our outstanding equity securities, agreed with the underwriters not to sell, dispose of or hedge any shares of our Class A common stock or securities convertible into or redeemable for shares of our Class A common stock without the prior written consent of the representatives of the underwriters for the period ending 180 days after November 3, 2021. After the expiration of the 180-day “lock-up” restriction, our executive officers and directors, our Founder, the Class B Trusts and certain stockholders could dispose of all or any part of their shares of our Class A common stock through a public offering, sales under Rule 144 or other transactions. In addition, certain of the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up restriction and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for stockholders to sell Class A common stock at a time and price that they deem appropriate.
Any such potential sale, disposition or distribution of our common stock, or the perception that such sale, disposition or distribution could occur, could adversely affect prevailing market prices for our Class A common stock.

Delaware law and our corporate organizational and governing documents impose various impediments to the ability of a third party to acquire control of us, which could deprive our investors of the opportunity to receive a premium for their shares.
We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation, and our amended and restated bylaws, impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our stockholders.
These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors, which we believe may result in an improvement of the terms of any such acquisition in favor of our stockholders. However, they also give our board of directors the power to discourage acquisitions that some stockholders may favor.

Our amended and restated bylaws provide that a majority of our board of directors may call special meetings of our stockholders. Our amended and restated certificate of incorporation also permit the issuance without stockholder approval of authorized but unissued shares of common stock and preferred stock.
Our amended and restated bylaws require advanced notice and duration requirements for stockholder proposals to be brought before an annual meeting of stockholders, including proposed nominations of candidates for election to our board of directors. Stockholders at an annual meeting may consider only proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of our board of directors or by a qualified stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has delivered timely written notice in proper form to our secretary. Further, our amended and restated bylaws provide that our bylaws may be amended or repealed by a majority vote of our board of directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors.
The foregoing factors, as well as the significant common stock ownership by our Founder, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Class A common stock that could result in a premium over the market price for shares of Class A common stock.
Our amended and restated certificate of incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply or enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, any action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action against any defendant arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Such provision is intended to benefit and may be enforced by us, our officers and directors, employees and agents, including underwriters and any other professional or entity who has prepared or certified any part of this annual report. Nothing in our amended and restated certificate of incorporation precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risks

Our operations present risks which may not be fully covered by insurance.
We carry comprehensive insurance against the hazards and risks underlying our operations. We believe our insurance policies are customary in the industry; however, some losses and liabilities associated with our operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms (or at all) in the future. Significant uninsured losses and liabilities could have a material adverse effect on our financial condition and results of operations. Furthermore, our insurance is subject to deductibles. As a result, certain large claims, even if covered by insurance, may require a substantial cash outlay by us, which could have a material adverse effect on our financial condition and results of operations.
As a public reporting company, we are subject to the Nasdaq rules and the rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company, we are subject to the Nasdaq rules and the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal control, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline.
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.
We will incur significant costs as a result of operating as a public company.
Prior our initial public offering in November 2021, we operated on a private basis, but as a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased our legal and financial compliance costs and may make some activities more difficult, time-consuming and costly. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters and primary distribution center are located at 51 E. Hines Hill Road, Boston Heights, Ohio, just outside of Cleveland, Ohio. We believe that our current headquarters and facilities are well maintained. The following table sets forth the location, use and size of our corporate, distribution, manufacturing and warehouse facilities as of December 31, 2021:

Location	Use	Approximate Square Footage
Boston Heights, Ohio(1)(3)	Corporate headquarters and distribution center	774,000
Conover, North Carolina(1)	Distribution center and manufacturing facility	497,000
Dallas, Texas(1)(4)	Distribution center	800,700
Walton Hills, Ohio(1)	Warehouse	235,900
Showrooms, Design Studios and Outlets(1)(2)	Retail	1,287,900
(1)See Note 6 - Leases to our Consolidated Financial Statements included elsewhere in this Form 10-K.
(2)We lease our Showrooms, Design Studios and Outlets in multiple locations across 28 states.
(3)In September 2021, we amended our existing lease agreement to expand the facility by approximately 229,500 square feet.
(4)In November 2021, we entered into a management agreement with a third party to operate the distribution center.
Item 3. Legal Proceedings
From time to time, we have and we may become involved in legal proceedings arising in the ordinary course of business, including claims related to our employment practices, claims of intellectual property infringement and claims related to personal injuries and product liability for the products that we sell and in the Showrooms we operate. Any claims could result in litigation against us and could result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business. Defending such litigation is costly and can impose significant burden on management and employees. Further, we could receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that favorable final outcomes will be obtained.

We are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See Note 12—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock

On November 4, 2021, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “ARHS.” Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.

Holders of Record

As of March 14, 2022, there were 199 stockholders of record of our Class A common stock and 4 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or other nominees. The number of holders of record presented here also does not include beneficial stockholders whose shares may be held in trust by other entities.
Dividend Policy

No dividends have been declared or paid on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the Dow Jones U.S. Furnishings Index. The graph assumes $100 was invested in our Class A common stock at the market close on November 4, 2021, which was the first day our Class A common stock began trading, and its relative performance is tracked through December 31, 2021. The graph uses the closing market price on November 4, 2021 of $12.80 per share as the initial value of our Class A common stock. Data for the Nasdaq Global Composite Index and Dow Jones U.S. Furnishings Index assumes reinvestment of dividends. The performance shown in the graph below is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Class A common stock.

This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$110.00
$100.00
$90.00
$80.00
$70.00
11/4/2021
11/30/2021
12/31/2021
ARHS
Nasdaq Composite Index
Dow Jones U.S. Furnishings Index

Recent Sales of Unregistered Securities and Use of Proceeds
The following list sets forth information regarding all unregistered securities sold or issued during the fiscal year ended December 31, 2021. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.
In connection with the Reorganization and immediately prior to the IPO, a total of 39,623,041 shares of Class A common stock and 87,536,950 shares of Class B common stock were issued to the former holders of FS Arhaus, the former holders of Homeworks, Reed, the Reed Revocable Trust and the Management Unitholders. Of the total 127,159,991 shares of common stock issued, 2,520,227 shares of Class A common stock and 596,598 shares of Class B common stock were issued to Management Unitholders. The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.
On November 3, 2021, our registration statement on Form S-1 (File No. 333-260015) filed in connection with our IPO, was declared effective. At the closing of the offering on November 8, 2021, we sold 12,903,226 shares of our Class A common stock, which did not include the exercise by the underwriters of their option to purchase up to 1,935,484 additional shares. Our sale of 12,903,226 Class A common stock at our initial public offering price of $13.00 per share, resulted in net proceeds to us of approximately $151.4 million, after deducting underwriting discounts and commissions of $10.4 million and estimated offering expenses of approximately $5.9 million. We used a portion of the net proceeds received from the IPO to pay an exit fee of $64.1 million in connection with the repayment of a $40.0 million term loan (the “Term Loan”) on December 28, 2020. The remainder of the proceeds were used for general corporate purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following the payment of the pre-IPO dividend to the unit holders of Arhaus, LLC. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

Issuer Purchases of Equity Securities

None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
We have prepared this Management's Discussion and Analysis (“MD&A”) as an aid to understanding our financial results. It should be read together with the accompanying consolidated financial statements and related notes. It includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Special Note Regarding Forward-Looking Statements.” In addition to the discussion of potential risks discussed in MD&A, certain other risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report entitled “Risk Factors.”
This discussion and analysis addresses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions regarding our financial condition and results of operations for 2019 compared to 2020 not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus relating to our Registration Statement (Registration No. 333-260015) on Form S-1, as amended, and filed pursuant to Rule 424(b) of the Securities Act.
Overview
Arhaus is a rapidly growing lifestyle brand and premium retailer in the home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, décor, and outdoor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and suppliers with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our direct sourcing network consists of more than 400 vendors, some of whom we have had relationships with since our founding. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our national omni-channel business positions our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2021, we operated 79 Showrooms, 58 with in-home interior designers. Our Showrooms span 28 states and consist of 71 traditional showrooms, 5 Design Studios and 3 Outlets.
Reorganization and Initial Public Offering
On November 4, 2021, the Company completed its initial public offering (the “IPO”) and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. Shares of the Company’s Class A common stock are traded on the Nasdaq under the ticker symbol “ARHS.” In connection with the IPO, the Company reorganized its ownership structure from a limited liability company to a corporation for the purpose of issuing common stock on a publicly traded exchange (the “Reorganization”).
Factors Affecting Our Business
Our business performance and results of operations have been, and will continue to be, affected by the factors described below. While each of these key factors presents significant opportunities for our business, they also pose challenges that we must successfully address in order to sustain growth, improve our results of operations and achieve and maintain profitability.
Overall Economic Trends. The industry in which we operate is cyclical. Consequently, our net revenue is affected by general economic conditions including conditions that affect the housing market and economic factors including the health and volatility of the stock market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, and that our sales are particularly affected by the health of the higher end consumer and demand levels from that consumer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, new household formation and the affordability of homes for first time home buyers, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, restrictions on travel due to the COVID-19 pandemic, the number of second and third homes being purchased and sold, tax policies, interest rates, and perceived capital appreciation prospects in higher end real estate. Shifts in consumption patterns linked to the COVID-19 pandemic may also have an impact on consumer spending in the high-end housing market. In the past, we have experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods.
Housing Market and Housing Turnover. Our business depends on consumer demand for our products and is therefore sensitive to a number of factors that influence consumer spending, including, among other things, housing prices, new construction, other activity in the housing sector, the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit. In particular, periods of increased or decreased home purchases may lead to increased or decreased consumer spending on home furnishings.
Our Strategic Initiatives. We are in the process of implementing a number of business initiatives that have had, and will continue to have, an impact on our results of operations. These initiatives include expanding our Showroom footprint, enhancing our digital marketing capabilities and eCommerce platform, optimizing our product assortment and expanding our logistics infrastructure. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the near term and may amplify fluctuations in our growth rates from quarter to quarter.
Our Ability to Source and Distribute Products Effectively. Our net revenue and gross margin are affected by our ability to purchase merchandise in sufficient quantities at competitive prices. Our level of net revenue has been adversely affected in prior periods by supply chain constraints, including the inability of our vendors to produce or ship sufficient quantities of some merchandise to match market demand from our clients, leading to higher levels of client backlog. For example a number of our vendors are experiencing delays in production and shipment of merchandise orders related directly and indirectly to the COVID-19 pandemic. See “Effects of COVID-19 on Our Business.”
Consumer Preferences and Demand. Our ability to maintain our appeal with existing clients and to attract new clients depends on our ability to design, develop and offer a compelling product assortment responsive to client preferences and design trends. If we misjudge the market for our products or the product lines that we acquire, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net revenue and gross margin.
Seasonality in Quarterly Results. Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, the opening of new retail locations, shifts in the timing of various events quarter over quarter including holidays and other events such as Showroom closures, catalog releases, promotional events and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons among the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full year.
For example, our large catalogs in January and September drive higher demand in those two months than in other months in the year. Variable expenses related to demand will also be higher in those months. Net revenue related to demand is recorded in later months, depending on when the client obtains control of the merchandise. Working capital needed to finance our operations typically reaches the highest levels when we increase our inventory in preparation for new product launches and to fulfill demand driven by catalog releases.
Effects of COVID-19 on Our Business
The COVID-19 outbreak in the first quarter of 2020 caused disruption to our business operations. In our initial response to the COVID-19 pandemic, we undertook immediate adjustments to our business operations including temporarily closing all retail locations, furloughing employees, minimizing expenses and delaying investments, and pausing some inventory orders while we assessed the impact to our business. Our approach to the pandemic evolved quickly as our business trends substantially improved during the second through fourth quarters of 2020, as a result of both the reopening of our Showrooms by June 30, 2020 and strong consumer demand for our products. We reopened all of our Showrooms and Outlet stores by June 30, 2020.

While we have been able to serve our clients and operate our business through the ongoing COVID-19 pandemic, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the pandemic remains uncertain. Future adverse developments in connection with the COVID-19 pandemic, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 pandemic, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand into net revenue at normal historical rates. We anticipate that the business conditions created by COVID-19 will continue to impact the ability of our vendors and supply chain to meet our demand during 2022. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions cannot be predicted with certainty.
Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions and closures of our Showrooms and Outlet locations. Although we experienced strong demand for our products during 2020 and 2021, some of the demand may have been driven by consumers reinvesting in their homes and furnishings as they spent more time at home due to the pandemic. The exact impact that COVID-19 will have on future consumer behavior and related demand for our products cannot be predicted with certainty.
How We Assess the Performance of Our Business
In addition to U.S. GAAP results, this 10-K contains references to certain non-GAAP financial measures like EBITDA and Adjusted EBITDA which are defined below. We use these non-GAAP measures to help assess the performance of our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with U.S. GAAP, we believe that providing these non-GAAP financial measures are useful to our investors as they present an informative supplemental view of our results from period-to-period by removing the effect of non-recurring items.

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

Net Revenue and Demand. Net revenue is recognized when a client obtains control of the merchandise. We also track demand in our business which is a key performance indicator linked to the level of client orders placed. Demand is an operating metric that we use to measure the dollar value of orders (based on purchase price) at the time the order is placed, net of the dollar value of cancellations and returns (based on unpaid purchase price and amount credited to client). These orders are recognized as net revenue when a client obtains control of the merchandise. Because demand is measured net of cancellations, all demand will eventually become net revenue, with appropriate reserves, when delivered to the client.

Comparable Growth. Comparable growth is the year-over-year percentage change of the dollar value of orders delivered (based on purchase price), net of the dollar value of returns (based on amount credited to client), from comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 15 consecutive months, which enables management to view the performance of those Showrooms without the dollar value of orders delivered for new Showrooms being included. Comparable Showrooms are defined as permanent Showrooms open for at least 15 consecutive months, including relocations in the same market. Showrooms record demand immediately upon opening, while orders take additional time because product must be delivered to the client. Comparable Showrooms that were temporarily closed during the year due to COVID-19 were not excluded from the comparable Showroom calculation. Outlet comparable locations’ dollar value of orders delivered are included.

Demand Comparable Growth. Demand comparable growth is the year-over-year percentage change of demand from our comparable Showrooms and eCommerce, including through our direct-mail catalog. This metric is a key performance indicator used by management to evaluate Showroom demand performance for locations that have been opened for at least 13 consecutive months, which enables management to view the performance of those Showrooms without new Showroom demand included. For demand purposes, comparable Showrooms are defined as permanent Showrooms open for at least 13 consecutive months, including relocations in the same market. Comparable Showrooms that were temporarily closed during the year due to COVID-19 were not excluded from the comparable Showroom calculation. Outlet comparable location demand is included.

Demand comparable growth provides insight into business levels in a particular period by comparing the dollar value of orders (based on purchase price) placed in that period to the prior comparable period. Although these orders do not result in net revenue until the order is delivered at a later point in time, management utilizes this metric to evaluate core performance.

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
Showroom Data. As of December 31, 2021 and 2020, we operated the following:

	December 31, 2021	December 31, 2020
Traditional showrooms	71	70
Design Studios	5	1
Outlets	3	3
Total Showrooms	79	74

Total Square Footage (in thousands)	1,288	1,258
Showrooms with in-home designers	58	45
States where we operate	28	27
Gross Margin. Gross margin is equal to our net revenue less cost of goods sold. Cost of goods sold includes the direct cost of purchased merchandise, inventory shrinkage, inbound freight, all freight costs to get merchandise to our Showrooms, credit card fees, design, buying and allocation costs, occupancy costs related to Showroom operations and our supply chain, such as rent and common area maintenance for our leases, depreciation and amortization of leasehold improvements, equipment and other assets in our Showrooms and distribution centers. In addition, cost of goods sold includes all logistics costs associated with shipping product to our clients, partially offset by delivery fees collected from clients (recorded in net revenue on the consolidated statements of comprehensive income).
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization and marketing expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.
EBITDA. We define EBITDA as consolidated net income before depreciation and amortization, interest expense and income tax expense (benefit).
Adjusted EBITDA. We believe that adjusted EBITDA is a useful measure of operating performance, as the adjustments eliminate items that we believe are not reflective of underlying operating performance in a particular period, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business.
Because adjusted EBITDA omits certain non-cash items and items that we believe are not reflective of underlying operating performance in a particular period, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and can be more reflective of our operating performance in a particular period. We also use adjusted EBITDA as a method for planning and forecasting overall expected performance and for evaluating, on a quarterly and annual basis, actual results against such expectations.
The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Year Ended
(In thousands)	2021	2020
Net income	$36,932	$17,040
Interest expense	5,432	13,057
Income tax expense (benefit)	(10,144)	783
Depreciation and amortization	23,922	16,957
EBITDA	56,142	47,837
Share based compensation(1)	9,147	403
Loss on extinguishment of debt	1,450	—
Derivative expense(2)	44,544	17,928
Other expenses(3)	11,609	3,252
Adjusted EBITDA	$122,892	$69,420

(1)Share based compensation represents compensation expense for equity awards provided to employees and compensation expense related to John Reed’s one-time transfer of Class A Common stock to certain long-tenured employees. Refer to Note 9 for additional discussion of each expense.
(2)We repaid a term loan from a prior credit facility (“Term Loan”) in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. See Note 5 for additional discussion of the exit fee.
(3)Other expenses represent costs and investments not indicative of ongoing business performance, such as third-party consulting costs, one-time project start-up costs, one-time costs related to the Reorganization and IPO, severance, signing bonuses, recruiting and project-based strategic initiatives. For the year ended December 31, 2021, these other expenses consisted primarily of $9.7 million of costs related to the Reorganization and IPO and $2.1 million of severance, signing bonuses and recruiting costs.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. From January 1, 2020 to December 31, 2021, we successfully opened or relocated 17 new Showrooms in 17 markets, including 11 new markets. Our recent Showroom growth is summarized in the following table:

	December 31, 2021	December 31, 2020
Showrooms open at beginning of period	74	70
Showrooms opened (1)	10	7
Showrooms closed for relocations	(3)	(2)
Showrooms closed permanently	(2)	(1)
Showrooms open at end of period	79	74

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Financing Transactions
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company they would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value. The exit fee was treated as a derivative and adjusted to fair value each reporting period. The Company recorded a liability of $19.6 million at December 31, 2020, related to the derivative that was classified within other long-term liabilities on the consolidated balance sheets. In connection with the Company’s IPO the fair value of the exit fee was determined to be $64.1 million and was paid by the Company in November 2021 using proceeds from the IPO. The company recorded $44.5 million and $17.9 million of derivative expense for the years ended December 31, 2021 and 2020, respectively in selling, general and administrative expenses within the consolidated statements of comprehensive income.
Incremental Public Company Costs
As a result of the IPO and Reorganization in November 2021, the Company incurred one-time costs of $9.7 million included within the SG&A expenses line item on the consolidated statements of comprehensive income. The Company expects to incur additional costs in future years in order to comply with public company requirements including incremental insurance, accounting and legal expense as well as costs required to comply with the Sarbanes-Oxley Act. Note that these costs were not present in 2020 and may affect the comparability of results.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes.
Statement of Consolidated Comprehensive Income Data:

	Year Ended
(In thousands)	2021	2020
Net revenue	$796,922	$507,429
Cost of goods sold	466,989	307,925
Gross margin	329,933	199,504
Selling, general and administrative expenses	296,117	168,616
Loss on disposal of assets	466	8
Income from operations	33,350	30,880
Interest expense	5,432	13,057
Loss on extinguishment of debt	1,450	—
Other income	(320)	—
Income before taxes	26,788	17,823
Income tax expense (benefit)	(10,144)	783
Net and comprehensive income	$36,932	$17,040

Less: Net income attributable to noncontrolling interest	15,815	10,958
Net and comprehensive income attributable to Company	$21,117	$6,082
Other Operational Data:

		Year Ended
(Dollars in thousands		2021	2020
Net revenue		$796,922	$507,429
Comparable growth		51.0%	0.9%
Demand comparable growth		45.3%	24.7%
Gross margin as a % of net revenue		41.4%	39.3%
Selling, general and administrative expenses as a % of net revenue		37.2%	33.2%
Income from operations as a % of net revenue		4.2%	6.1%
Net and comprehensive income	$—	$36,932	$17,040
Net and comprehensive income as a % of net revenue		4.6%	3.4%
Adjusted EBITDA(1)		$122,892	$69,420
Adjusted EBITDA as a % of net revenue		15.4%	13.7%
Total Showrooms		79	74

(1)See “How We Assess the Performance of Our Business” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income.
Comparison of the Years Ended December 31, 2021 and December 31, 2020
Net Revenue
Net revenue increased $289.5 million, or 57.1%, to $796.9 million in 2021 compared to $507.4 million in 2020. The increase in net revenue was driven by increased demand for our product in our Retail and eCommerce sales channels, as well as elements of our supply chain continuing to catch up with client demand. Net revenue for the year ended December 31, 2020 was negatively impacted by temporary Showroom closures, occupancy limitations and other operational restrictions, macroeconomic conditions and disruptions across our global supply chain resulting from COVID-19.
Comparable growth was 51.0% in 2021 compared to 0.9% in 2020. Demand comparable growth was 45.3% in 2021 compared to 24.7% in 2020. The increases were driven by the factors described above.
Gross Margin
Gross margin increased $130.4 million, or 65.4%, to $329.9 million in 2021 compared to $199.5 million in 2020. Gross margin improvement was driven by the increase in net revenue, partially offset by $111.2 million of higher product costs and $28.5 million of transportation costs due to the increase in net revenue and $7.0 million of higher credit card fees related to higher demand during these time periods. Net revenue in 2020 was compressed due to supply chain constraints and disruption arising from COVID-19.
As a percentage of net revenue, gross margin increased 210 basis points to 41.4% of net revenue in 2021 compared to 39.3% of net revenue in 2020. The gross margin improvement was primarily the result of leverage from the significant increase in revenue, as certain components of our cost of goods sold are fixed or otherwise do not move in line with revenues. In particular, non-variable Showroom occupancy costs, which are not dependent on revenue levels, were lower as a percentage of net revenue, contributing 330 basis points to the margin improvement.
Selling, General and Administrative Expenses
SG&A expenses increased $127.5 million, or 75.6%, to $296.1 million in 2021 compared to $168.6 million in 2020.
The increase in SG&A expenses was primarily driven by the following: a $34.9 million increase in selling expenses primarily related to compensation; a $26.6 million increase in derivative expense related to the change in the fair value of the Term Loan exit fee; a $29.6 million increase in corporate and warehouse expenses to support the growth of the business and higher payroll as payroll for 2020 was suppressed as a result of the temporary employee furloughs related to COVID-19; an $11.0 million increase in marketing investment; $9.7 million of one-time costs related to the IPO; an $8.7 million increase in share based compensation expense for equity awards and a one-time transfer of Class A common stock to certain long tenured employees; and a $3.0 million out-of-period adjustment for depreciation.
As a percentage of net revenue, selling, general and administrative expenses increased 400 basis points to 37.2% of net revenue in 2021 compared to 33.2% of net revenue in 2020.
Interest Expense
Interest expense decreased $7.7 million to $5.4 million in 2021 compared to $13.1 million in 2020. Interest expense in 2021 was primarily related to our capital lease obligations. In 2020, interest expense was primarily related to our Term Loan, which was paid off in December 2020, our capital lease obligations, and borrowings on our revolving credit facility.
Income Taxes
Income tax benefit was $10.1 million in 2021 compared to income tax expense of $0.8 million in 2020. The 2021 income tax benefit is a result of the Reorganization.
Net and Comprehensive Income
Net income increased $19.9 million to $36.9 million in 2021 compared to $17.0 million in 2020. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing and advertising, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of December 31, 2021, we had cash and cash equivalents of $123.8 million.
On November 8, 2021, the Company entered into a new revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.75% at December 31, 2021). The applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio. At December 31, 2021, we had no borrowings on the 2021 Credit Facility.
For the year ended December 31, 2021, our principal sources of liquidity were cash flows from operations, including client deposits, and proceeds from our IPO in November 2021. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future or if conditions change.
While we do not require the use of debt to fund our operations, we want to be in a position to take advantage of opportunities we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, strategies to generate capital for opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as supply chain expansion and growth initiatives. In addition, our capital needs and uses may change in the future due to changes in our business or new opportunities that we choose to pursue.
Capital Expenditures
We have invested significant capital expenditures in opening new Showrooms, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Showrooms. Our capital expenditures include expenditures related to investing activities and cash outflows related to Showroom construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction-related costs through payments directly to us. Consequently, new Showrooms may require different levels of capital investment on our part in the future.
Given the pace at which business conditions are evolving in response to the COVID-19 pandemic, we may adjust our investments in various business initiatives including our capital expenditures in the future.
We continue to address the effects of COVID-19 on our business relating to real estate development and the opening of new Showrooms. The development of new Showrooms may continue to be affected by a range of pandemic-related factors including delays in construction, permitting and other necessary governmental actions. In addition, the scope and timing of investments by third parties including landlords and other real estate counterparties may be adversely affected by the pandemic. Actions taken in response to the pandemic by federal, state and local government authorities, and in some instances mall and shopping center owners, may require changes to our real estate strategy and related capital expenditures. In addition, we may continue to be required to make lease payments in whole or in part for our Showrooms in the event that they are required to close in the future due to resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have significant ongoing liquidity needs even as we make changes to our planned operations and expansion cadence.

Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Year Ended
(In thousands)	2021	2020
Net cash provided by operating activities	$146,243	$148,262
Net cash used in investing activities	(47,870)	(13,011)
Net cash used in financing activities	(31,467)	(91,312)
Net increase in cash, cash equivalents and restricted cash equivalents	$66,906	$43,939
Net cash provided by operating activities
Comparison of the Year Ended December 31, 2021 and December 31, 2020
Net cash provided by operating activities was $146.2 million in 2021 compared to $148.3 million net cash provided by operating activities in 2020. The decrease in our net cash provided by operating activities in 2021 was primarily the result of changes in working capital which were primary driven by increases in merchandise inventory to support strong client demand. This was offset by increases in cash related to client deposits resulting from strong client demand, an increase in accrued expenses and the impact of higher non-cash items in the current period, particularly the derivative expense related to the change in fair value of the Term Loan exit fee and equity-based compensation, which reduced our net income without a corresponding adverse impact to our cash generation.
Net cash used in investing activities
Investing activities consist primarily of capital expenditure investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include strategic investments made by the Company.
Comparison of the Year Ended December 31, 2021 and December 31, 2020
For 2021, net cash used in investing activities was $47.9 million primarily due to investments in Showrooms, information technology and systems infrastructure, supply chain and an airplane purchase.
For 2020, net cash used in investing activities was $13.0 million primarily due to investments in Showrooms, information technology and systems infrastructure, and supply chain.

Historical capital expenditures are summarized as follows:

	Year Ended
(In thousands)	2021	2020
Net cash used in investing activities	$47,870	$13,011
Landlord contributions	18,052	9,942
Total capital expenditures, net of landlord contributions	$29,818	$3,069
Comparison of the Year Ended December 31, 2021 and December 31, 2020
Total company funded capital expenditures increased by $26.7 million in 2021 compared to 2020. This increase was related to our new facility in North Carolina, the opening of new Showrooms, the purchase of an airplane, and information technology and systems infrastructure.
Net cash used in financing activities
Comparison of the Year Ended December 31, 2021 and December 31, 2020
For 2021, net cash used in financing activities was $31.5 million. The Company paid a pre-IPO dividend and tax distributions to noncontrolling interest holders of Arhaus, LLC of $50.7 million and $7.9 million, respectively and $61.9 million of distributions to shareholders of Homeworks Holdings, Inc. Further, in connection with the IPO the Company made a $64.1 million Term Loan exit fee payment. This was offset by the proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million, from the Company’s IPO on November 4, 2021.
For 2020, net cash used in financing activities was $91.3 million. Tax distributions to the noncontrolling interest holders of Arhaus, LLC were $10.9 million. The Term Loan and related party notes were repaid in full using $37.0 million and $19.4 million. Revolver payments, net of borrowings, were $4.0 million. Net cash used in financing activities also included repayments of preferred units and dividends of $21.1 million.
Off-Balance Sheet Transactions
Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment. We have no material off-balance sheet arrangements as of December 31, 2021.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires that certain estimates and assumptions be made that affect the amounts reported in our consolidated financial statements and related notes, as well as the related disclosures. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements. Information on all of our significant accounting policies can be found in Note 2 in our consolidated financial statements.
The following critical accounting policies reflect the significant estimates and/or judgments used in the preparation of our consolidated financial statements.
Goodwill
The recoverability of goodwill is evaluated annually (in the fourth quarter) or whenever events or changes in circumstances indicate that the fair value of the reporting unit is less than its carrying amount. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The Company’s qualitative assessment considers factors including changes in the macroeconomic, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

Long Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events or change in circumstances indicate that the carrying amount of those assets may not be recoverable. Circumstances that may indicate impairment include changes in the assets or asset groups expected use, physical condition, market price, cash flow generation, significant adverse legal events, and any asset or asset group specific events. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. If the sum of the estimated undiscounted future cash flows over the remaining life of the asset are less than the carrying value, the Company will recognize an impairment charge equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows associated with the asset.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements regarding the impact or potential impact of recent accounting pronouncements.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the years ended December 31, 2021, 2020 and 2019, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of December 31, 2021, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
Impact of Inflation
Inflation generally affects us by increasing our cost of labor, material, transportation, and our general costs. We have historically been able to recover these cost increases through price increases. However, we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. We currently do not use derivative instruments to manage this risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arhaus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arhaus, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of changes in mezzanine equity and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 30, 2022

We have served as the Company’s auditor since 2018.

Arhaus, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except unit, share and per share data)
December 31, 2021 and 2020

	2021	2020
Assets
Current assets
Cash and cash equivalents	$123,777	$57,093
Restricted cash equivalents	7,131	6,909
Accounts receivable, net	228	600
Merchandise inventory, net	208,343	108,022
Prepaid and other current assets	28,517	19,988
Total current assets	367,996	192,612
Property, furniture and equipment, net	179,631	117,696
Deferred tax asset	27,684	—
Goodwill	10,961	10,961
Other noncurrent assets	278	1,284
Total assets	$586,550	$322,553

Liabilities and stockholders' / members' equity (deficit)
Current liabilities
Accounts payable	$51,429	$29,113
Accrued taxes	7,302	7,910
Accrued wages	16,524	9,660
Accrued other expenses	61,047	12,405
Client deposits	264,929	154,127
Total current liabilities	401,231	213,215
Capital lease obligation	50,525	47,600
Deferred rent and lease incentives	63,037	71,213
Other long-term liabilities	1,992	24,966
Total liabilities	$516,785	$356,994

Commitments and contingencies (Note 12)

Stockholders' / members' equity (deficit)
Common shares of Homeworks Holdings, Inc., no par value (0 and 4,803 shares issued and outstanding as of December 31, 2021 and December 31, 2020)	—	—
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 50,427,390 shares issued and outstanding as of December 31, 2021)	50	—
Class B shares, par value $0.001 par value per share (100,000,000 shares authorized, 86,519,002 shares issued and outstanding as of December 31, 2021)	87	—
Accumulated Deficit	(116,581)	(28,422)
Additional Paid-in Capital	186,209	1,670
Total Arhaus, Inc. stockholders' / members' equity (deficit)	69,765	(26,752)
Noncontrolling interest	—	(7,689)
Total equity	69,765	(34,441)
Total liabilities and stockholders' / members' equity (deficit)	$586,550	$322,553
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Net revenue	$796,922	$507,429	$494,538
Cost of goods sold	466,989	307,925	318,550
Gross margin	329,933	199,504	175,988
Selling, general and administrative expenses	296,117	168,616	146,306
Loss on disposal of assets	466	8	23
Income from operations	33,350	30,880	29,659
Interest expense	5,432	13,057	13,449
Loss on extinguishment of debt	1,450	—	—
Other income	(320)	—	—
Income before taxes	26,788	17,823	16,210
Income tax expense (benefit)	(10,144)	783	368
Net and comprehensive income	$36,932	$17,040	$15,842
Less: Net income attributable to noncontrolling interest	15,815	10,958	8,315
Net and comprehensive income attributable to Company	21,117	6,082	7,527
Net and comprehensive income attributable to Arhaus, Inc.	$21,117	$3,235	$5,016
Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	116,013,492	112,058,742	112,058,742
Net and comprehensive income per share, basic	$0.18	$0.03	$0.04
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	119,521,442	112,058,742	112,058,742
Net and comprehensive income per share, diluted	$0.18	$0.03	$0.04
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’/Members’ Equity (Deficit)
(In thousands)
Years ended December 31, 2021, 2020 and 2019

	Mezzanine Equity		Common Shares in Homeworks Holdings, Inc.				Common Stock				Stockholders' / Members' Equity (Deficit)
	Class B Preferred		Voting		Non-Voting		Class A		Class B
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' / Members' Equity (Deficit)
Balances as of December 31, 2018	1,250	$15,695	645	$—	4,158	$—	—	$—	—	$—	$(36,673)	$1,095	$(10,895)	$(46,473)
Net income											7,527		8,315	15,842
Tax distribution													(5,130)	(5,130)
Preferred units dividend unpaid		2,511									(2,511)			(2,511)
Share based compensation												272		272
Balances as of December 31, 2019	1,250	$18,206	645	$—	4,158	$—	—	$—	—	$—	$(31,657)	$1,367	$(7,710)	$(38,000)
Net income											6,082		10,958	17,040
Tax distribution													(10,937)	(10,937)
Preferred units dividend unpaid		2,847									(2,847)			(2,847)
Preferred units dividend paid		(8,553)												—
Preferred units repayments	(1,250)	(12,500)												—
Share based compensation												309		309
Repurchase of incentive units												(6)		(6)
Balances as of December 31, 2020	—	$—	645	$—	4,158	$—	—	$—	—	$—	$(28,422)	$1,670	$(7,689)	$(34,441)

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’/Members’ Equity (Deficit) (continued)
(In thousands)
Years ended December 31, 2021, 2020 and 2019

Net income											8,028		15,815	23,843
Tax distribution													(7,865)	(7,865)
Shareholder distribution											(12,350)			(12,350)
Share based compensation												1,367		1,367
Pre-IPO dividend to noncontrolling interests of Arhaus, LLC													(50,659)	(50,659)
Shareholder distributions											(46,528)	(3,037)		(49,565)
Initial public offering less underwriter fees							12,903	13				157,245		157,258
Issuance of Class A and B common stock to vested incentive unit holders of Arhaus, LLC							5,837	6	6,148	6		(12)		—
Non-controlling interest adjustment, in exchange of Class A common stock							31,267	31	1,097	1	(50,398)	(32)	50,398	—
Controlling interest adjustment, in exchange of Class B common stock			(645)		(4,158)				79,695	80		(80)		—
Shareholder capital contribution												3,872		3,872
Balances as of Balances as of November 8, 2021	—	$—	—	$—	—	$—	50,007	$50	86,940	$87	$(129,670)	$160,993	$—	$31,460
Net income											13,089			13,089
Deferred tax impact of Reorganization from partnership to a corporation												17,436		17,436
Transfer of Class B common stock to Class A common stock for long-tenured employees							421		(421)			7,315		7,315
Share based compensation												465		465
Balances as of December 31, 2021	—	$—	—	$—	—	$—	50,428	$50	86,519	$87	$(116,581)	$186,209	$—	$69,765
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities
Net income	$36,932	$17,040	$15,842
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,922	16,957	15,964
Amortization of deferred financing costs, payment-in-kind interest and interest on capital lease in excess of principal paid	1,734	3,731	3,906
Loss on extinguishment of debt	1,450	—	—
Equity based compensation	6,383	403	272
Derivative expense associated with Term Loan exit fee	44,544	17,928	—
Loss on disposal of assets	466	8	23
Deferred tax assets	(10,216)	—	—
Amortization and write-off of lease incentives	(6,112)	(8,034)	(7,751)
Changes in operating assets and liabilities
Accounts receivable	372	(160)	(180)
Merchandise inventory	(100,321)	2,049	(7,818)
Prepaid and other current assets	(3,333)	(8,356)	(5,822)
Other noncurrent assets	(288)	(1,522)	—
Other noncurrent liabilities	493	(1,191)	(778)
Accounts payable	17,595	1,611	2,130
Accrued expenses	17,302	8,305	3,319
Deferred rent and lease incentives	4,518	9,559	4,486
Client deposits	110,802	89,934	(3,554)
Net cash provided by operating activities	146,243	148,262	20,039
Cash flows from investing activities
Purchases of property, furniture and equipment	(47,870)	(13,011)	(9,877)
Proceeds from sale of property, furniture and equipment	—	—	12
Net cash used in investing activities	(47,870)	(13,011)	(9,865)
Cash flows from financing activities
Proceeds from revolving debt	—	30,600	30,900
Payments on revolving debt	—	(34,600)	(26,900)
Payments on long-term debt	—	(36,972)	(13,280)
Payments on fees associated with early extinguishment of debt	(609)	—	—
Repayments of related-party notes	(1,000)	(19,405)	(2,100)
Proceeds from related-party notes	1,000	1,155	2,184
Payments of debt issuance costs	(288)	—	—
Payments of preferred units dividends	—	(8,553)	—
Preferred units repayments	—	(12,500)	—
Repurchase of incentive units	—	(100)	—
Principal payments under capital leases	(107)	—	—
Payment of Term Loan exit fee derivative	(64,139)	—	—
Payments of pre-IPO dividend to noncontrolling interests of Arhaus, LLC	(50,659)	—	—
Shareholder distributions	(61,915)	—	—
Proceeds from capital contribution	2,764	—	—
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting costs	157,258	—	—
Payments of offering costs	(5,907)	—	—
Distributions to noncontrolling interest holders	(7,865)	(10,937)	(5,130)
Net cash used in financing activities	(31,467)	(91,312)	(14,326)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	66,906	43,939	(4,152)

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash, cash equivalents and restricted cash equivalents
Beginning of year	64,002	20,063	24,215
End of year	$130,908	$64,002	$20,063

Supplemental disclosure of cash flow information
Interest paid in cash	$5,121	$9,295	$11,255
Income taxes paid in cash	1,403	1,304	538
Noncash operating activities:
Lease incentives	5,352	5,196	3,199
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	5,968	1,249	248
Noncash financing activities:
Conversion of units of Arhaus, LLC to shares of Arhaus, Inc.	124	—	—
Contribution of deferred tax asset from wholly owned subsidiary	17,436	—	—
Capital contribution from CEO related to long-tenured employee award	4,551	—	—
Capital contribution from CEO for deferred compensation plan	3,872	—	—
Property, furniture and equipment additions due to build-to-suit lease transactions	31,017	—	—
Capital lease obligations	2,591	—	—
Dividends—unpaid	—	—	2,511
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

1. Nature of Business
Arhaus, Inc (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 79 Showrooms at December 31, 2021.
Arhaus was formed on July 14, 2021 for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Arhaus, LLC (“LLC”) and its subsidiaries. Pursuant to the corporate reorganization and completion of the IPO in November 2021, the Company became a holding company for LLC and its subsidiaries.
Reorganization and Initial Public Offering
On November 4, 2021, the Company completed its IPO and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. The Company used a portion of the net proceeds to pay the Term Loan exit fee of $64.1 million, as discussed in Note 5. The remainder of the net proceeds were used for general corporate purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following a pre-IPO payment in the amount of $100.0 million which consisted of a $50.7 million dividend to noncontrolling interests and a $49.3 million distribution to the owners of Homeworks.
In connection with the IPO, the Company reorganized its ownership structure from a limited liability company to a corporation for the purpose of issuing common stock on a publicly traded exchange. Pursuant to the terms of the Integrated Contribution Agreement by and among the Company, FS Arhaus Holding, Inc. (“FS Arhaus,” “Class B Units,” or “noncontrolling interest”), a Delaware corporation, Homeworks Holdings Inc. (“Homeworks,” or “Class A Units”) and the unit holders (“Management Unitholders”) of LLC, a series of transactions were completed on November 8, 2021, which we refer to, collectively, as the “Reorganization.” LLC and Homeworks were identified as entities under common control, in which both entities are ultimately controlled by the same party before and after the Reorganization and therefore resulted in a change in reporting entity. In accordance with ASC 805-50-45-5, for transactions between entities under common control, the consolidated financial statements for periods prior to the Reorganization have been adjusted to retrospectively combine the previously separate entities for presentation purposes. The effects of the change in reporting entity resulted in the inclusion of $6.4 million of cash and cash equivalents, $5.0 million of deferred compensation liability and $7.7 million of noncontrolling interest on the consolidated balance sheets at December 31, 2020.
The Reorganization transactions included:
•the amendment and restatement of the certificate of incorporation of Arhaus, Inc., to authorize two classes of common stock, Class A common stock and Class B common stock and to authorize the Company to issue up to 750,000,000 shares of common stock, consisting of 600,000,000 share of Class A common stock, par value of $0.001 per share, 100,000,000 shares of Class B common stock, par value of $0.001 and 50,000,000 shares of Preferred Stock, par value of $0.001; and
•the Company’s acquisition of the units of LLC held by FS Arhaus, Homeworks, John Reed (“Reed”) through the John P. Reed Trust dated April 29, 1985, as Amended (“Reed Revocable Trust”) and the Management Unitholders, pursuant to the mergers and exchanges described below, and the issuance in those transactions of Class A common stock to the holders of FS Arhaus and the Management Unitholders and Class B common stock to Homeworks, Reed and the Reed Revocable Trust.
The following steps describe the transactions that were completed to effect the Reorganization on November 8, 2021:
•Step 1: The Company formed two wholly owned subsidiaries, Ash Merger Sub 1, Inc. (“Merger Sub 1”), a Delaware corporation, and Ash Merger Sub 2, Inc. (“Merger Sub 2”), a Delaware corporation;

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
•Step 2(a): Merger Sub 1 merged with and into FS Arhaus, with FS Arhaus surviving the merger, or Surviving Corporation 1, and became a wholly owned subsidiary of the Company and the holders of FS Arhaus received shares of Class A common stock;
•Step 2(b): Merger Sub 2 merged with and into Homeworks, with Homeworks surviving the merger, or Surviving Corporation 2, and became a wholly owned subsidiary of the Company and the owners of Homeworks received shares of Class B common stock;
•Step 2(c): The Management Unitholders contributed their units in LLC to the Company in exchange for shares of Class A common stock;
•Step 2(d): Reed and the Reed Revocable Trust contributed their respective units in LLC to the Company in exchange for shares of Class B common stock;
•Step 2(e): The Company contributed the units of LLC that it owns directly to Surviving Corporation 1 and Surviving Corporation 2 in proportion to the units of LLC owned by Surviving Corporation 1 and Surviving Corporation 2; and
•Step 3: The Company issued shares of Class A common stock to the purchasers in the IPO.
As a result of the Reorganization, a total of 39,623,041 shares of Class A common stock and 87,536,950 shares of Class B common stock were issued to the former holders of FS Arhaus, the former holders of Homeworks, Reed, the Reed Revocable Trust and the Management Unitholders. Of the total 127,159,991 shares of common stock issued, 2,520,227 shares of Class A common stock and 596,598 shares of Class B common stock issued to Management Unitholders are subject to certain vesting conditions specified in individual award agreements and were issued as restricted stock with the exact time-based vesting provisions as the incentive units that were exchanged for such shares. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled.
Effects of COVID-19 on Our Business
The COVID-19 outbreak in the first quarter of 2020 caused disruption to our business operations. In our initial response to the COVID-19 pandemic, we undertook immediate adjustments to our business operations including temporarily closing all retail locations, furloughing employees, minimizing expenses and delaying investments, and pausing some inventory orders while we assessed the impact to our business. Our approach to the pandemic evolved quickly and business trends substantially improved during the second through fourth quarters of 2020, as a result of both the reopening of our Showrooms and strong consumer demand for our products. We reopened all of our Showrooms and Outlet stores by June 30, 2020.
While we have been able to serve our clients and operate our business through the ongoing COVID-19 pandemic, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the pandemic remains uncertain. Future adverse developments in connection with the COVID-19 pandemic, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 pandemic, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand into net revenue at normal historical rates. We anticipate that the business conditions created by COVID-19 will continue to impact the capacity of our vendors and supply chain to meet our demand during 2022. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions cannot be predicted with certainty.
Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions and closures of our Showrooms and Outlet stores. Although we experienced strong demand for our products during 2020 and 2021, some of the demand may have been driven by consumers reinvesting in their homes and furnishings as they spend more time at home due to the pandemic. The exact impact that COVID-19 will have on future consumer behavior and related demand for our products cannot be predicted with certainty.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
2. Basis of Presentation and Summary of Significant Accounting Policies
A summary of significant accounting policies applied in the preparation of the consolidated financial statements are as follows:
Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers cash and all other highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company regularly carries deposits in excess of federally insured amounts, but does not believe that it is exposed to significant concentration of credit risk as they are carried at a high-quality financial institution with an investment-grade rating.
Cash and cash equivalents include $9.1 million and $5.7 million at December 31, 2021 and 2020, respectively, for amounts in-transit from credit card companies since settlement is reasonably assured and not restricted.
Restricted Cash Equivalents
The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral for the Company’s credit card sales processing partner, a portion of our workers’ compensation obligations that our insurance carrier requires us to collateralize and a portion of our customs obligation that the U.S Customs and Border Protection requires us to collateralize.
Accounts Receivable
The Company’s accounts receivables are $0.2 million and $0.6 million, respectively, at December 31, 2021 and 2020, net of allowance for doubtful accounts of $0.2 million and $0.3 million, respectively. The allowance for doubtful accounts is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest.
Revenue Recognition
Net revenue consists of sales to clients, net of returns, discounts, and rebates. Net revenue and cost of goods sold are recognized when performance obligations under the terms of the contract are satisfied and the control of merchandise has been transferred to a client, which occurs when merchandise is received by our clients. Net revenue from “direct-to-client” and “home-delivered” sales are recognized when the merchandise is delivered to the client. Net revenue from “cash-and-carry” Showroom sales are recognized at the point of sale in the Showroom. Discounts provided to clients are accounted for as a reduction of sales at the point of sale. Sales commissions are incremental costs and are expensed as incurred.
A reserve is recorded for projected merchandise returns based on actual historical return rates. The Company provides an allowance for sales returns based on historical return rates, which is presented on a gross basis. The allowance for sales returns is presented within other current liabilities and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other current assets on the consolidated balance sheets. Actual merchandise returns are monitored

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
regularly and have not been materially different from the estimates recorded. Merchandise returns are granted for various reasons, including delays in merchandise delivery, merchandise quality issues, client preference and other similar matters. The Company has various return policies for their merchandise, depending on the type of merchandise sold. Returned merchandise often represents merchandise that can be resold. Amounts refunded to clients are generally made by issuing the same payment tender as used in the original purchase. Merchandise exchanges of the same merchandise at the same price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. The allowance for sales returns of $5.6 million and $5.1 million at December 31, 2021 and 2020, respectively, is recorded in the accrued other expenses line item on the consolidated balance sheets.
All taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the Company from clients are excluded from the measurement of the transaction price. As a result, sales are stated net of tax.
Shipping and handling is recognized as an activity to fulfill the performance obligation of transferring merchandise to clients, therefore the fees are recorded in net revenue. The costs incurred by the Company for shipping and handling are included in cost of goods sold, and the costs of shipping and handling activities are accrued for in the same period as the delivery to clients.
The Company collects various taxes as an agent in connection with the sale of merchandise and remits these amounts to the respective taxing authorities. These taxes are included within accrued taxes line item of the consolidated balance sheets until remitted to the respective taxing authorities.
Client deposits represent payments made by clients on orders. At the time of purchase, the Company collects deposits for all orders equivalent to at least 50 percent of the client’s purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects that substantially all client deposits as of December 31, 2021 will be recognized within 2022 as the performance obligations are satisfied.
Private Label Credit Card
The Company has an agreement with a Credit Card Issuer (“Issuer”) to provide clients with private label credit cards (the “Card Agreement”) which was amended on January 13, 2021 to extend the term of the agreement through August 31, 2026. Each private label credit card bears the Arhaus brand logo and can only be used at the Company’s Showroom locations or website. The Issuer is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.
During the term of the Card Agreement, the Company receives a percentage of private label credit card sales from the Issuer and is also eligible to receive incentive payments for the achievement of certain targets. These funds are recorded within net revenue in the consolidated statements of comprehensive income. The Company also receives reimbursement funds from the Issuer for certain expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card and are recorded within net revenue in the consolidated statements of comprehensive income.
Merchandise Inventory
The Company’s merchandise inventory is comprised primarily of finished goods and is carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down, below original cost, we use estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand, client preference and merchandise age.
Reserves for shrinkage are estimated and recorded throughout the period as a percentage of current merchandise inventory levels and historical shrinkage results. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of the Company’s annual physical inventory counts. Merchandise inventory includes reserves of $4.2 million and $2.7 million at December 31, 2021 and 2020, respectively.
Prepaid and Other Current Assets
Prepaid and other current assets include cash advanced by the Company for leasehold improvements at new (or existing, in some cases) Showroom locations. These amounts represent capital costs associated with opening new Showroom locations, a

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
substantial portion of which is subject to recovery from the lessor upon completion. The amount to be recovered totaled $11.5 million and $10.2 million at December 31, 2021 and 2020, respectively.
Advertising Costs
Except for costs associated with the semi-annual catalogs, the Company expenses advertising costs as incurred because data is limited and not conclusive in justifying the capitalization of such expenses for future benefit. Advertising costs amounted to $35.9 million, $24.4 million and $23.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included within the selling, general and administrative expenses line item on the consolidated statements of comprehensive income. Expense associated with the catalogs are recognized upon the delivery of the catalogs to the carrier.
Property, Furniture and Equipment
Property, furniture and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method generally using the following useful lives:

Asset class/ type	Useful Life-Years
Leased property under capital lease	Term of the underlying lease
Leasehold improvements	Lesser of 10 years or lease term
Landlord improvements	Lesser of 10 years or lease term
Furniture and fixtures	3 to 5 years
Computers and equipment	3 to 10 years
Vehicles	5 to 10 years
Capitalized software costs relate to third-party developed software and are amortized on a straight-line basis over the estimated useful life of the software, which generally is three years.
Depreciation and amortization expense was $23.9 million, $17.0 million and $16.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Property, furniture and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For further discussion regarding the impairment accounting policy refer to “Long-Lived Assets.”
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets and liabilities acquired in a business combination. The Company operates as one segment and has a single reporting unit, Arhaus Consolidated. For the purposes of goodwill impairment testing, a reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component) for which discrete financial information is available.
We test goodwill for impairment on an annual basis in the fourth quarter of each year, and more frequently if events or changes in circumstances indicate that it might be impaired. Circumstances that may indicate impairment include, but are not limited to:
•Deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;
•Industry and market considerations such as deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market dependent multiples or metrics, a change in the market for the Company’s merchandise or services, or a regulatory or political development;
•Cost factors that have a negative effect on earnings and cash flows;
•Overall financial performance;
•Changes in management, key personnel, strategy, or clients;
•A sustained decrease in share price in either absolute terms or relative to peers.
Under U.S. GAAP, we have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our reporting unit is greater than its carrying value (“Step 0”). The term more likely than not refers to a level of likelihood that is more than 50 percent. If the qualitative assessment leads to a determination that the reporting unit’s fair value

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
is less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. We will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
We determine fair values using an equally weighted combination of the discounted cash flow approach (“income approach”) and the guideline public company method (“market approach”), based upon the relevance and availability of the data at the time we perform the valuation.
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rate based on our weighted average cost of capital determined by using a combination of the capital asset pricing model, the cost of debt and an appropriate industry capital structure. We use a discount rate that is commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Valuations using the market approach are derived from metrics of publicly traded companies that are deemed sufficiently similar to the Company. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Circumstances that may indicate impairment include, but are not limited to:
•A significant decrease in the market price of a long-lived asset or asset group;
•A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition;
•A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator;
•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;
•A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group;
•A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
An asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our Showrooms is the individual Showroom level.
In those circumstances, the Company performs an undiscounted cash flow analysis to determine if an impairment exists. If the sum of the estimated undiscounted future cash flows over the remaining life of the asset are less than the carrying value, the Company will recognize an impairment charge equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows associated with the asset.
Based on management’s analysis there were no events or circumstances identified during 2021 or 2020, indicating a potential impairment of any long-lived assets.
Deferred Rent and Lease Incentives
For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount currently payable as deferred rent. The Company records rental expense during the construction period, as the expected lease term begins the date the Company takes possession for construction or other purposes. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the initial lease term, including the construction period.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Merchandise Warranties
The Company warrants certain merchandise to be free of defects in both construction materials and workmanship from the date the performance obligation was fulfilled to the client for three to ten years depending on the merchandise category. The Company accounts for merchandise warranties by accruing an estimated liability at the time we recognize revenue on the sale of warrantied merchandise. We estimate future warranty claims based on claim experience which includes materials and labor costs to perform the repairs. We use judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.
A reconciliation of the changes in our limited merchandise warranty liability were as follows (amounts in thousands):

	2021	2020
Balance as of beginning of year	$3,326	$3,164
Accruals during the year	7,903	4,548
Settlements during the year	(6,505)	(4,386)
Balance as of end of the year (1)	$4,724	$3,326

(1) $2.7 million and $1.8 million were recorded in accrued other expenses at December 31, 2021 and 2020, respectively. The remainder is recorded in other long-term liabilities.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.
Income Taxes
We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates which have not yet been enacted and which are not permitted to be considered. We may record a valuation allowance to reduce our net deferred tax assets to the amount that is more-likely-than-not to be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based upon the weight of available evidence. Future taxable income of the appropriate character in either the carryback or carryforward period under the tax law and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, and the amount of the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that it is not more-likely-than-not that we would be able to realize our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease net income in the period such determination is made. This allowance does not alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which requires future taxable income.
The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on subsequent recognition, derecognition, and measurement based on management’s best judgement given the facts, circumstances, and information available at the reporting date. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. At December 31, 2021 and 2020, the Company assessed its income tax positions and concluded that it had no unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of comprehensive income. No such interest and penalties were recorded for the years ended December 31, 2021, 2020 or 2019.
Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of Arhaus, LLC. Therefore, no provision for federal income taxes are included in these consolidated financial statements prior to the Reorganization. Subsequent to the Reorganization, Arhaus, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The Company is subject to state and local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to state and local tax examinations for the years before 2017.
Cost of Goods Sold
Cost of goods sold includes, but is not limited to, the direct cost of purchased merchandise, inventory shrinkage, inbound freight, all freight costs to get merchandise to our Showrooms, design, buying and allocation costs, credit card fees, occupancy costs related to Showroom operations and supply chain such as rent, property tax and common area maintenance for our leases, depreciation and amortization of leasehold improvements, equipment and other assets in our Showrooms and distribution centers, sourcing related costs, and all logistics costs associated with shipping merchandise to clients.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy,and expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization and marketing expense, which primarily includes catalog production, mailing and print advertising costs. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is primarily received by Showroom employees and is not significant in our eCommerce channel. All new Showroom opening expense other than occupancy are included in selling, general and administrative expenses and are expensed as incurred.
Loyalty Reward Program
In January of 2019, the Company established a loyalty reward program for clients who use the Company’s private label credit card to receive rewards based on the client’s merchandise purchases. The liabilities associated with the rewards are established on the consolidated balance sheets when the rewards are issued and are removed from the consolidated balance sheets, either when used by the client or upon expiration (3 months from when the reward is issued). At December 31, 2021 and 2020, outstanding liabilities related to the loyalty reward program of $1.3 million and $0.9 million, respectively, and are included within the accrued other expenses line item of the consolidated balance sheets. The Company recognizes expense upon the establishment of the liability.
Gift Cards
The Company sells gift cards to our clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards of $0.9 million and $0.8 million at December 31, 2021 and 2020, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Self-Insurance
We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and number of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $0.9 million and $0.6 million at December 31, 2021 and 2020, respectively, recorded in the accrued other expenses line item of the consolidated balance sheets.
We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities related to workers’ compensation claims of $0.2 million and $0.4 million at December 31, 2021 and 2020, respectively, recorded in the accrued taxes line item of the consolidated balance sheets.
Credit Risk and Concentration Risk
Approximately 18% and 25% of the Company’s merchandise were purchased from one vendor for the years ended December 31, 2021 and 2020, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Fair Values of Financial Instruments
The Company’s primary financial instruments are accounts receivable, payables, lease obligations, derivatives, and equity based compensation instruments. Due to the short-term maturities of accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at December 31, 2021 and 2020. See Note 5 for discussion of our derivative, Note 6 for discussion of our lease obligations and Note 9 for discussion of our equity based compensation instruments.
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
Level 1    Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2    Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3    Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
Deferred Financing Fees
Debt issuance costs were recorded as part of the establishment of the Company’s financing arrangements (see Note 5). The debt issuance costs were recorded within the other noncurrent assets line item on the consolidated balance sheets and were amortized as interest expense over the contractual life of the debt structure using the straight-line method, which approximates the effective interest rate method.
Noncontrolling Interest
Noncontrolling interests represent the ownership interests of the Company held by FS Arhaus. The Company identifies its noncontrolling interests separately within the equity section on the Company’s consolidated balance sheets and within the Company’s consolidated statements of changes in mezzanine equity and stockholders’/members’ equity (deficit). The amounts of consolidated net and comprehensive income attributable to the Company and to the noncontrolling interest are presented separately on the Company’s consolidated statements of comprehensive income. As part of the Reorganization, the noncontrolling interest held by FS Arhaus was exchanged for shares of class A common stock. Accordingly, net and comprehensive income attributable to noncontrolling interest shown for 2021 on the consolidated statements of comprehensive income only represents income statement activity until the day of the Reorganization.
Equity Based Compensation
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company to grant stock options (either incentive or non-qualified), stock appreciation rights or SARs, restricted stock, restricted stock units or RSUs, performance shares, performance share units and other stock-based awards with respect to our Class A common stock. As of December 31, 2021, the Company has not granted any awards to employees under the 2021 Equity Plan.
Prior to the Reorganization, the Company granted incentive units to employees and computes the costs arising from the grants at fair value and recognizes such costs as expense over the vesting period for the units. The Company uses the Black-Scholes valuation model which requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate to estimate the fair value of its incentive unit arrangements. The Company accounts for forfeitures as they occur. See Note 9 for further discussion of the incentive unit arrangements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Net and comprehensive income (loss) per share
Basic net and comprehensive income (loss) per share is computed as net income (loss) attributable to Arhaus, Inc. divided by the weighted-average number of common shares outstanding for the period. Diluted net and comprehensive income (loss) per share is computed as net income (loss) attributable to Arhaus, Inc. divided by the weighted-average number of common shares outstanding for the period and common share equivalents under equity plans using the treasury stock method. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
New Accounting Standard or Updates Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for the Company for interim and annual reporting periods beginning after December 15, 2022; early adoption is permitted. The Company adopted the standard effective January 1, 2020, with no impact to our financial statements.
New Accounting Standards or Updates Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheets. While it will still be necessary for lessees to distinguish between “operating” and “financing” (formerly known as “capital”) leases, these distinctions will primarily affect how a lessee must recognize expense in its income statement. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. Early adoption is permitted.
The adoption of this ASU will result in a material increase on the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. While the Company is continuing to evaluate all potential impacts of the standard, the Company does not expect adoption to have a material impact on the Company’s consolidated net earnings or cash flows. We will adopt the new standard using the modified retrospective approach, which requires application of the new guidance at our application date of January 1, 2022 with a cumulative-effect adjustment to retained earnings. Comparative periods will continue to be presented in accordance with ASC 840. The Company elected the package of practical expedients which allows the Company to not reassess its previous conclusions about lease identification, lease classification and initial direct costs. The Company elected the “Short-Term Leases” practical expedient and therefore will not recognize a lease liability and right-of-use asset for leases with a term of 12 months or less. The Company has decided not to elect the “Land Easements” or “Hindsight” practical expedients. As a result, the Company will measure the right-of-use asset and lease liability for operating leases upon adoption using the remaining portion of the lease term that was determined under ASC 840.
A cross-functional implementation team is finalizing the discount rate to be used based on January 1, 2022 data, and business processes and controls to support recognition and disclosure under the new standard. The primary impact upon adoption will be the recognition of right-of-use assets and lease liabilities, on a discounted basis, of our minimum lease obligations, and the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete, as disclosed in Note 6. The Company has substantially completed the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements. We estimate the impact to be $227.7 million to $246.7 million recognized as total right-of-use assets and $310.6 million to $336.5 million recognized as total lease liabilities on our consolidated balance sheet as of January 1, 2022. As part of the adoption, the Company will also derecognize existing assets and liabilities for certain assets under construction in build-to-suit arrangements

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
of $31.0 million. We currently do not expect ASU 2016-12 to have a material effect on our consolidated statements of comprehensive income.
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
Correction of an Immaterial Error
During 2021, the Company recorded out-of-period adjustments to correct prior period errors. The errors were primarily caused by a capital lease asset being depreciated over a longer incorrect useful life which overstated property, furniture and equipment, net and the cumulative understatement of selling, general and administrative expenses of $3.0 million. Management evaluated the impacts of the out-of-period adjustments to correct the errors for year ended December 31, 2021 and for prior periods, both individually and in the aggregate, and concluded that the adjustments were not material to the Company’s consolidated annual financial statements for all impacted periods.
3. Property, Furniture and Equipment
Property, furniture and equipment, net consists of the following at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Leased property under capital lease	$48,303	$45,205
Leasehold improvements	42,418	39,704
Landlord improvements	137,106	126,245
Furniture and fixtures	5,411	4,598
Computer and equipment	25,124	17,965
Vehicles	9,229	78
Build-to-suit properties	31,017	—
Construction in process	10,457	638
	309,065	234,433
Less: Accumulated depreciation	(54,054)	(46,759)
Less: Landlord improvement accumulated depreciation	(75,380)	(69,978)
Property, furniture and equipment, net	$179,631	$117,696
4. Goodwill
During 2021, we reviewed Arhaus Consolidated, our one reporting unit’s goodwill for impairment by performing a qualitative assessment in the fourth quarter. Based on the results, it was identified that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed.
During the years ended December 31, 2021 and 2020, there was no change in the recorded goodwill balances and we have not recorded any historical goodwill impairments.

5. Long-Term Debt
The Company’s prior debt structure entered into in 2017 (“Prior Credit Facilities”) included a revolving credit facility of $30.0 million (the “Prior Revolver”) and a term loan of $40.0 million (the “Term Loan”). The Prior Revolver’s availability was limited pursuant to a borrowing base formula based on specified percentages of eligible inventories and accounts receivable. The Company had the option, subject to terms and conditions, to borrow on the Prior Revolver by means of any combination of Base Rate Loans or LIBOR Loans. The Company’s borrowings under the Prior Revolver bore variable interest rates for Base Rate Loans of the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) the LIBOR Rate plus 1.0%, and (d)

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
4.0% and at LIBOR loans at the LIBOR rate (“LIBOR”) plus the applicable margin (6.25% at December 31, 2019). The Prior Revolver carried a non-use fee of 0.50% per annum. Deferred financing costs related to the Prior Revolver were recorded in other noncurrent assets and were amortized over the term of the debt on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.2 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively, and included in interest expense within the consolidated statements of comprehensive income. The unamortized balance of these loan costs of $0.6 million as of June 25, 2020 were written off to interest expense within the consolidated statements of comprehensive income, as the Company terminated the Prior Revolver and entered in a new credit agreement with new lenders.
The Term Loan bore interest at a rate equal to 16.0% per annum, of which 12.0% per annum was to be paid in cash and 4.0% per annum was to be paid in kind by capitalizing such amount and adding it to the principal amount of the loan each quarter. The Company was required to make a prepayment on the Term Loan in an amount not less than 50 percent of the Company’s Excess Cash Flow, as defined in the Term Loan agreement, on or before May 15th of the year following such year. Other than the mandatory Excess Cash Flow payments, as defined, which were calculated at the end of each year, the Term Loan had no required periodic principal payments during the term. The Term Loan facility permitted early principal payments subject to a 1.0% prepayment premium through December 26, 2020, and none thereafter. The Term Loan was paid in full on December 28, 2020.
Deferred financing costs related to the Term Loan were amortized over the term of the Term Loan, on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.6 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, and is included in interest expense within the consolidated statements of comprehensive income. On December 28, 2020, in connection with the repayment of the Term Loan, the unamortized balance of these financing costs of $0.7 million were written off to interest expense.
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company they would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value. The exit fee was treated as a derivative and adjusted to fair value each reporting period. The Company recorded a liability of $19.6 million at December 31, 2020, related to the derivative that was classified within other long-term liabilities on the consolidated balance sheets. In connection with the Company’s IPO the fair value of the exit fee was determined to be $64.1 million and was paid by the Company in November 2021 using proceeds from the IPO. The company recorded $44.5 million and $17.9 million of derivative expense for the years ended December 31, 2021 and 2020, respectively in selling, general and administrative expenses within the consolidated statements of comprehensive income.
At December 31, 2020, the Company used a discounted cash flow method and guideline public company method to determine the fair value of equity which was used to calculate the fair value of the derivative liability. The key assumptions used within the valuation as December 31, 2020 were as follows:

Term . . . . . . . . . . . .	10 years
Risk-free rate of return	0.90%
Volatility . . . . . . . .	40.00%
Dividend yield . . . .	0%
On June 25, 2020, the Company entered into a credit agreement (the “Revolver”), which included a revolving credit facility of $30.0 million with availability limited pursuant to a borrowing base formula based on specified percentages of eligible inventory, net of reserves. The Company’s borrowings under the Revolver bore variable interest at LIBOR plus the applicable margin (5.5% at December 31, 2020). In the event LIBOR ceased to be available during the term of the Revolver, the Revolver provided procedures to determine an Alternate Base Rate. At December 31, 2020, the availability on the Revolver was $3.1 million based on the borrowing base formula. The Company had the option, subject to terms and conditions, to borrow on the Revolver by means of LIBOR loans. The Revolver had certain financial covenants, including a minimum fixed charge ratio and minimum EBITDA requirements. The Revolver carried a non-use fee of 0.50% per annum. Deferred financing costs related to the Revolver of $1.5 million were recorded in other noncurrent assets on the consolidated balance sheets and were amortized over the term of the Revolver on a straight-line basis, which approximated the effective interest method. Amortization expense

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
was $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively and were included in interest expense within the consolidated statements of comprehensive income. The Revolver was set to expire on June 25, 2023.
On November 4, 2021 the Company terminated the Revolver of which there were no borrowings drawn. The termination of the Revolver resulted in a $1.4 million loss on extinguishment of debt. The loss, which included a $0.6 million early termination fee and a write off of the remaining unamortized loan costs of $0.8 million, included in the loss on extinguishment of debt within the consolidated statements of comprehensive income.
On November 8, 2021, the Company entered into a new revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.75% at December 31, 2021), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio. At December 31, 2021, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.3 million are recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the debt on a straight-line basis, which approximates the effective interest method. The 2021 Credit Facility expires on November 8, 2026.

In accordance with the change in reporting entity, the Company’s consolidated financial statements include the effect of related-party promissory notes from Reed to Homeworks which were paid off in December 2020. Interest expense related to these promissory notes of $0.4 million and $0.4 million were included within interest expense within the consolidated statements of comprehensive income for the years ended December 31, 2020 and 2019, respectively.
The Company was in compliance with all covenants at December 31, 2021 and 2020, and expects to remain in compliance over the next 12 months.

6. Leases
The Company leases real estate and equipment under operating leases, some of which are from related parties. The most significant obligations under these lease agreements require the payments of periodic rents, real estate taxes, insurance and maintenance costs. The Company has received certain rent abatements, and has scheduled rent increases, under various real estate leases. The consolidated statements of comprehensive income reflects rent expense on a straight-line basis over the terms of the respective leases. Rent expense for the years ended December 31, 2021, 2020 and 2019 was $66.5 million, $58.6 million and $57.3 million, respectively. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures. Percentage rent expense for the years ended December 31, 2021, 2020 and 2019 was $6.1 million, $1.0 million and $1.5 million, respectively. Amortization of landlord improvements for the years ended December 31, 2021, 2020 and 2019 was $13.5 million, $10.4 million and $8.7 million, respectively.
A deferred rental obligation of $63.0 million and $71.2 million related to lease incentives and straight-line rent expense is reflected in the consolidated balance sheets at December 31, 2021 and 2020, respectively, in the deferred rent and lease incentives line item.
In September 2014, the Company entered into a lease agreement with a related party on a triple net basis for our headquarters building and distribution center, with construction completed during 2016. The base lease term is 17 years, with a 10-year renewal option at fixed rental payments, with two additional 5-year renewal options at fair market rental payments. The monthly rental payments range from $0.2 million to $0.5 million during the 17-year base lease term and from $0.5 million to $0.6 million during the 10-year renewal period. The Company concluded that the lease is a capital lease. The capital lease obligation and related asset were valued at $45 million and were recorded in 2016 when the Company took control of the property. In September 2021, the Company amended the existing capital lease agreement to extend the lease term for an additional three years with monthly rental payments of $0.6 million. Our capital lease obligation increased by $2.4 million as a

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
result of the extension. Accumulated amortization was $9.9 million and $5.3 million at December 31, 2021 and 2020, respectively.
Further, the amended capital lease agreement provides for the expansion of the Company’s distribution center and for monthly rental payments that have not been determined as of December 31, 2021. During the fourth quarter of 2021, the related party lessor sold its interest in the leased assets to a third party. As a result, the lease will no longer be with a related party of the Company.
Future minimum lease payments for the capital lease related to the Company’s corporate headquarters and distribution center at December 31, 2021, are as follows (amounts in thousands):

Year Ending December 31,
2022	$4,673
2023	4,673
2024	4,673
2025	4,673
2026	5,132
Thereafter	120,390
144,214
Less: Amounts representing interest	(94,064)
$50,150
In March 2021, the Company entered into a lease agreement with a related party for a distribution center and manufacturing building in North Carolina, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. The Company has concluded that the lease is an operating lease.
Future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2021, are as follows (amounts in thousands):

Year Ending December 31,	Third Party	Related Party	Total
2022	$43,540	$2,352	$45,892
2023	41,145	2,362	43,507
2024	37,191	1,468	38,659
2025	32,159	966	33,125
2026	29,105	798	29,903
Thereafter	125,252	4,246	129,498
	$308,392	$12,192	$320,584
Some of our operating and capital leases require construction and or other modifications to prepare the leased asset for use. For certain operating and capital leases, we qualify as the deemed owner of the construction project due to our significant involvement during the construction period under build-to-suit lease accounting requirements within ASC 840, Leases. We recorded the cost of these construction projects of $31.0 million in property, furniture and equipment, net with an the offsetting lease financing obligation in accrued other expenses on our consolidated balance sheets, at December 31, 2021.

7. Employee Benefit Plans
The Company has a defined contribution retirement savings plan covering substantially all employees. The Company may contribute a discretionary matching contribution equal to a percentage that the Company deems advisable. Total costs recorded in selling, general and administrative expenses on the consolidated statements of comprehensive income related to the plan were $2.2 million, $0.5 million and $1.1 million at December 31, 2021, 2020 and 2019, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
8. Mezzanine Equity and Stockholders’/Members’ Equity (Deficit)
Homeworks Equity Structure Prior to Reorganization
In accordance with the change in reporting entity, the Company’s consolidated financial statements were retrospectively adjusted to include Homeworks’ financial results for all periods presented (see Note 1). Prior to the Reorganization, Homeworks’ historical equity structure was comprised of 645 voting and 4,158 non-voting shares. The equity of Homeworks includes their investment in LLC, the noncontrolling interest in LLC and the Class B Preferred Units discussed below, which were owned by FS Arhaus and management incentive unit holders. Prior to the Reorganization, Homeworks and Reed held Class A units in LLC while FS Arhaus held Class B Units in LLC. Refer below for information on the LLC equity structure prior to the Reorganization. For the year ended December 31, 2021 cash distribution made were $61.9 million.
Arhaus, LLC Equity Structure Prior to Reorganization
Prior to the Reorganization, LLC established a multi-class unit structure with its members. Pursuant to LLC’s Third Amended and Restated Limited Liability Company Agreement dated June 26, 2017 (the “2017 LLC Agreement”) and the Arhaus, LLC 2017 Equity Plan (the “2017 Equity Plan”), LLC was authorized to issue up to 20,938,265 Class A Units, 7,488,248 Class B Units, 3,185,435 Class C Units, 285,387 Class D Units, 3,158,501 Class F Units, 3,158,501 Class F-1 Units, 1,250,000 Class A Preferred Units and 1,250,000 Class B Preferred Units.
In connection with the issuance of the Prior Credit Facilities discussed in Note 5, the Class A and Class B unit equity holders made an aggregate $25.0 million capital contribution to the Company in exchange for 1,250,000 Class A Preferred Units and 1,250,000 Class B Preferred Units, respectively (collectively, the “Preferred Units”). The Preferred Units were issued pursuant to the 2017 LLC Agreement and accrued a 16% per annum (compounded annually) preferred return. The Preferred Units had no voting rights and did not participate in profits or losses. Preferred Unit holders were entitled to receive distributions in excess of tax distributions to Class A and B members in proportion to the accrued and unpaid preferred return and unreturned capital contributions. Further, Preferred Unit holders were entitled to receive proceeds upon a capital transaction before other unit holders in proportion to the accrued and unpaid preferred return and unreturned capital contributions. The Company could redeem the Preferred Units at our discretion, however, because the Preferred Unit holders control the board of directors (“Board”) and could force the Company to redeem the Preferred Units they were recorded as mezzanine equity. Upon the retrospective adjustment to include Homeworks, the Class A preferred units were eliminated upon consolidation.
On December 29, 2020, the Preferred Units were repaid in full, including the preferred return dividend payment of $8.6 million.
In May 2021, the 2017 LLC Agreement and 2017 Equity Plan were amended to authorize the Company to issue up to 967,987 Class G incentive units. Additionally, in accordance with the amendments, the authorized Class F and Class F-1 incentive units that could be issued were reduced to 2,190,514 and 2,190,514, respectively. No changes to the Company’s Class C and D incentive units were made. The Class C, D, F, F-1 and G Units (collectively referred to as the “Incentive Units) were incentive units to be issued to employees, directors, and others pursuant to the terms of the amended 2017 Equity Plan and have no voting rights and do not participate in profits or losses.
Only the Class A and Class B Units had voting rights. Distributions were payable to the various unit classes only upon the occurrence of certain capital events, based upon participation thresholds and waterfalls as defined within the amended 2017 LLC Agreement. If Class B Units or Class B Preferred Units remained outstanding on January 6, 2023, the holder of those units, as defined, would have the right to cause a sale of the Company. Income and loss of the Company is allocated proportionately based off of the equity waterfall defined in the 2017 LLC Agreement.
Prior to the Reorganization, the Company could make quarterly tax distributions to the Class A and B members pro rata based on the taxable income allocated to such members in an amount equal to the product of each member’s distributive share of the Company’s taxable income relating to each quarter (as estimated by the Board based on the results of the quarter), including any guaranteed payments, and the assumed tax rate. For the years ended December 31, 2021, 2020 and 2019, the Company’s tax distributions made to Class A and B members were $7.9 million, $10.9 million and $5.1 million, respectively.
Prior to the Reorganization, the Company made a pre-IPO payment in the amount of $100.0 million which consisted of a $50.7 million dividend to noncontrolling interests and a $49.3 million distribution to the owners of Homeworks.
Amendment and Restatement of Certificate of Incorporation

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
In connection with the Reorganization, the Company’s Certificate of Incorporation was amended and restated to authorize two classes of common stock, Class A common stock and Class B common stock, and to authorize the Company to issue up to 750,000,000 shares of common stock, consisting of 600,000,000 shares of Class A common stock, par value of $0.001 per share, 100,000,000 shares of Class B common stock, par value of $0.001 and 50,000,000 shares of Preferred Stock, par value of $0.001.
Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters. Further, except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall be treated equally, identically and ratable in all respects as to all matters including, dividends, distributions, subdivision or combination and change of control transactions.
Initial Public Offering
On November 4, 2021, the Company completed its IPO and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. The Company used a portion of the net proceeds to pay the Term Loan exit fee of $64.1 million, as discussed in Note 5. The remainder of the net proceeds were used for general corporate purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following the payment of the Pre-IPO dividend to LLC Unit holders.
2021 Equity Incentive Plan
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company the ability to grant stock options (either incentive or non-qualified), stock appreciation rights or SARs, restricted stock, restricted stock units or RSUs, performance shares, performance share units and other stock-based awards with respect to our Class A common stock. As of December 31, 2021, the Company has not granted any awards to employees under the 2021 Equity Plan.

9. Equity Based Compensation
In January 2014, the Arhaus, LLC 2014 Equity Plan was established which allowed for the granting of Class C and D incentive units to employees. In June 2017, the Board adopted the 2017 Equity Plan, which allowed for the granting of Class F/F-1 incentive units to employees and in May 2021, the 2017 LLC Agreement and 2017 Equity Plan were amended to allow for the granting of Class G incentive units.
In May, June and July 2021, the Company granted a total of 701,965 Class G incentive units that vest over a five year term. The Class C, D, F and F-1 incentive units vest over three to five years. All holders of the Incentive Units become fully vested in the event of a change in control, death or disability, as long as the holder of the unit is employed by the Company on the date of such event. Further, certain Class G incentive unit holders who are terminated without cause will have their unvested units fully vest upon that event.
The Incentive Units represent interests that share only in proceeds from defined capital transactions above specified participation thresholds. Upon the Incentive Unit holder’s termination of employment, all unvested units are forfeited, and the Company has the right to purchase all vested units at a per unit price equal to the fair market value of a unit determined at the date such right is exercised by an independent appraisal firm to be mutually agreed to by the Company and the unit holder; provided however, all vested and unvested units are forfeited without compensation in the event of termination for cause.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The grant-date fair value of the Class C, D and F/F-1 incentive units is determined through use of the Black-Scholes option pricing model. The key assumptions used for the January 31, 2019 and September 30, 2019 Class F/F-1 incentive unit grants within the Black-Scholes model were as follows:

	September 30, 2019	January 31, 2019
Term	5 years	5 years
Risk-free rate of return	1.90%	2.60%
Volatility	36.10%	73.40%
Dividend yield	0%	0%
The Company’s valuation of the Class G incentive units granted in May, June and July 2021 were measured using the probability-weighted expected return model (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of the Incentive Units awarded based upon an analysis of future values for the Company. The Company considered two different scenarios: (a) remain private and (b) IPO. Under the remain private scenario, as of June 30, 2021, the Company estimated the enterprise value by weighting the guideline public company method and the discounted cash flow method, and then relied on the option pricing model and applied a discount for lack of marketability. The option pricing model estimated the value using the Black-Scholes option pricing model.

2021 Awards
Term	10 years
Risk-free rate of return	1.50%
Volatility	40.00%
Dividend yield	0%
The expected term represents our expected time until a liquidity event, as of the valuation date. The volatility assumption is based on an identified group of comparable public companies over a similar term. The risk-free rate of return is based on the yields of U.S. Treasury securities with maturities similar to the expected term. We used an expected divided yield of zero, as we do not plan to pay cash dividends for the foreseeable future.
The fair values of each class of units have been determined utilizing unobservable inputs, and therefore are Level 3 measurements under the fair value hierarchy.
Additionally, a probability distribution of possible future equity values is completed and incorporated into the calculation of respective unit fair values. This is necessary as upon the occurrence of a liquidity event in the future, the proceeds thereof will be allocated in accordance with the distribution waterfall defined within the amended 2017 LLC Agreement.

Prior to the Reorganization in November 2021, the Incentive Unit activity for the period prior to the Reorganization in 2021 and the year ended December 31, 2020, was as follows:

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Incentive Units
	Class C		Class D		Class F/F-1		Class G
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value (1)	Units	Weighted Average Grant Date Fair Value
December 31, 2019	1,868,913	$0.57	96,318	$0.83	4,984,390	$0.63	—	$—
Purchased	—		—		(36,638)	0.36	—
Forfeited	—		—		(566,722)	0.61	—
December 31, 2020	1,868,913	0.57	96,318	0.83	4,381,030	0.63	—	—
Granted							701,965	18.10
Forfeited	—		—		(109,916)	0.77
November 7, 2021	1,868,913	$0.57	96,318	$0.83	4,271,114	$0.63	701,965	$18.10

(1) - For each Class F Unit a corresponding Class F-1 Unit is authorized, issued and outstanding. The Class F Units and Class F-1 Units are aggregated for purposes of valuation
In connection with the Reorganization, the Incentive Unit holders contributed their units of LLC to Arhaus, Inc. in exchange for shares of Class A or Class B common stock for their vested Incentive Units and Class A or Class B restricted stock for their unvested Incentive Units (collectively referred to as the "Exchanged Stock"). The Exchanged Stock's fair value was equal to the respective Incentive Units’ fair market value prior to the Reorganization, which was in accordance with the distribution waterfall defined in the 2017 LLC Agreement. The vesting requirements for the exchanged Class A and Class B restricted stock (collectively the "Restricted Stock") did not change from the original Incentive Unit terms. The exchange of the Exchanged Stock was accounted for as a Type I (probable-to-probable) modification in accordance with ASC 718, Stock Based Compensation, in which no incremental fair value was determined to have been given to the Incentive Unit holders.
The Exchanged Stock activity from the Reorganization to December 31, 2021, is as follows:

	Common Stock				Restricted Stock
	Class A		Class B		Class A		Class B
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
November 8, 2021	—	—	—	—	—	—	—	—
Issued	5,836,278	$16.28	6,148,146	$0.13	2,520,227	$16.28	596,598	$0.13
December 31, 2021	5,836,278	$16.28	6,148,146	$0.13	2,520,227	$16.28	596,598	$0.13
In November 2021, the 2021 Equity Plan was adopted by the Board of Directors which allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights or SARs, restricted stock, restricted stock units or RSUs, performance shares, performance share units, and other awards. As of December 31, 2021, the Company has not granted any awards to employees under the 2021 Equity Plan.
Vested Incentive Units prior to the Reorganization in 2021 and the year-ended December 31, 2020, was as follows:

	Incentive Units
	Class C	Class D	Class F/F-1	Class G
December 31, 2020	1,653,476	96,318	2,167,547	—
November 7, 2021	1,868,913	96,318	2,982,442	—
No shares of Class A or Class B restricted stock have vested from the Reorganization to December 31, 2021.
The shares of the Incentive Units and Restricted Stock time vest and are accounted for as equity awards in which the fair value of the award is determined at the grant-date. The Company has recorded compensation expense of $1.8 million, $0.4 million

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
and $0.3 million at December 31, 2021, 2020 and 2019, respectively, within the selling, general and administrative expenses line item of the consolidated statements of comprehensive income. Total unrecognized compensation cost to be recognized in future periods was $11.6 million at December 31, 2021, and will be recognized over a weighted average period of 4.31 years. The total grant-date fair value of units vested during the years ended December 31, 2021 and 2020, was $0.3 million and $0.4 million, respectively.
In December 2021, Reed, a related party, transferred 421,350 shares of Class B common stock, which were automatically converted upon transfer to shares of Class A common stock to certain long-tenured employees of the Company, which was treated as an equity award. The transferred shares of Class A common stock do not have any vesting requirements. As a result of the transfer and awarding of the Class A common stock to employees, the Company recorded $4.6 million of compensation expense at December 31, 2021, within the selling, general and administrative expenses line item of the consolidated statements of comprehensive income. Further, Reed contributed $2.8 million to the Company in relation to the tax withholding obligations of the Company and those long tenured employees. The contribution was recorded as withholding expense within the selling, general and administrative expenses line item of the consolidated statements of comprehensive income.
In accordance with the change in reporting entity, the Company’s consolidated financial statements include a deferred compensation liability related to a former employee of Homeworks. The current portion of the deferred compensation liability is included within accrued other expenses on the consolidated balance sheets for $1.1 million at December 31, 2020. The non-current portion of the deferred compensation liability is recorded within other long-term liabilities on the consolidated balance sheets for $3.9 million at December 31, 2020, respectively. At the time of the Reorganization, Reed assumed the remaining deferred compensation liability which resulted in a capital contribution to additional paid-in-capital for $3.9 million at December 31, 2021.

10. Segment Reporting
Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, lighting, textiles, décor, and outdoor. The assortment of merchandise can be purchased through our Retail and eCommerce sales channels.
The majority of our revenue is generated through sales to clients in the United States. Sales to clients outside of the United States are not significant. Further, no single client represents more than ten percent or more of our net revenue.
The following table shows revenue by merchandise sales channel for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	2021	2020	2019
Retail	$652,790	$417,426	$439,660
eCommerce	144,132	90,003	54,878
Total Net revenue	$796,922	$507,429	$494,538

11. Net and comprehensive income per share
As a result of the Reorganization and IPO, existing Class A and Class B Unitholders of the Company were issued Class A and Class B common stock in Arhaus, Inc., in accordance with the distribution waterfall defined in the Company’s 2017 LLC Agreement. The Class A Unitholders received 80,792,206 shares of Class B common stock and the Class B Unitholders received 31,266,536 shares of Class A common stock.
Accordingly, all share and per share amounts for all periods presented in the consolidated statements of comprehensive income and this note have been adjusted retroactively, where applicable, to reflect the Reorganization.
Basic and diluted net and comprehensive income per share for the years ended December 31, 2021, 2020 and 2019 was calculated by adjusting net and comprehensive income attributable to Arhaus, Inc. for preferred dividends, net and comprehensive income attributable to noncontrolling interest and dividing by basic and diluted weighted-average number of common shares outstanding (amounts in thousands except unit and per share data). Management Incentive Unitholders and Preferred Unitholders do not participate in the earnings or losses of the Company as of December 31, 2021, 2020 and 2019 and

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
therefore are not participating securities. As such, they are not included within the calculation of basic or diluted earnings per share as of December 31, 2021, 2020 and 2019.
Basic and diluted net and comprehensive income per share for the years ended December 31, 2021, 2020 and 2019, is as follows (amounts in thousands except unit and per unit data):

	2021	2020	2019
Numerator
Net and comprehensive income	$36,932	$17,040	$15,842
Less: Preferred unit dividend unpaid	$—	$2,847	$2,511
Less: Net and comprehensive income attributable to noncontrolling interest	15,815	10,958	8,315
Net and comprehensive income attributable to Arhaus, Inc.	$21,117	$3,235	$5,016

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	116,013,492	112,058,742	112,058,742
Effect of dilutive restricted stock	3,507,950	—	—
Weighted-average number of common shares outstanding, diluted	119,521,442	112,058,742	112,058,742

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.18	$0.03	$0.04
Net and comprehensive income per share, diluted	$0.18	$0.03	$0.04
12. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of December 31, 2021 and 2020, we recorded liabilities of $1.2 million and $1.2 million, respectively, in accrued other expenses on the consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.

13. Related Party Transactions
The Company has beneficial owners and affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the Company’s proxy statement which has been incorporated by reference herein.
In accordance with the change in reporting entity, the Company’s consolidated financial statements include a related-party receivable between Homeworks and Reed. The related-party receivable of $0.1 million is included within prepaid and other current assets on the consolidated balance sheets at December 31, 2020. In January of 2021, the Company also entered into a related-party note receivable with Reed for $1.0 million. The full principal on the note and accrued interest were received in May 2021.
In accordance with the Reorganization, the Company has accounts payable due to the former noncontrolling interests of LLC for state and federal income tax refunds filed for tax periods prior to the Reorganization. The accounts payable due to related parties of $2.9 million at December 31, 2021 are included within accounts payable on the consolidated balance sheets.
For additional discussion of the Company’s related party transactions see Notes 1, 5, 6 and 9.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
14. Income Taxes
Components of income (loss) before provision for (benefit from) income taxes include (in thousands):

	2021	2020
Domestic	$26,788	$17,823
Foreign	—	—
Income (loss) before taxes	$26,788	$17,823
The components of the provision for (benefit from) income taxes include (in thousands):

	2021	2020
Current
Federal	$112	$—
State	218	783
Total current expense (benefit)	330	783
Deferred
Federal (1)	(7,754)
State (1)	(2,720)
Total deferred expense (benefit)	(10,474)	—
Income tax expense (benefit)	$(10,144)	$783

(1) The 2021 deferred tax benefit reflects the recognition of deferred taxes as a result of the Reorganization. After the Reorganization, Arhaus LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision (benefit) for income taxes is summarized as follows:

	2021	2020
Federal statutory income tax rate	$5,625	$3,743
State taxes	101	783
Nontaxable partnership (a)	(6,999)	(3,743)
FS Arhaus and Homeworks investment in LLC (a)	(9,137)	—
Other	266	—
Provision (benefit) for income taxes	$(10,144)	783

(a) Prior to the Reorganization, the Company was not subject to corporate income taxes. After the Reorganization, a deferred tax benefit related to Homeworks investment in the Arhaus, LLC partnership was recognized through income tax expense because Homeworks lost its nontaxable status through the Reorganization. The deferred tax benefit related to FS Arhaus, Inc.’s investment in Arhaus, LLC was recognized as a capital contribution to additional paid-in-capital for $17.4 million.
Components of our deferred tax assets and liabilities include (in thousands):

	2021	2020
Deferred tax assets
Interest expense carryforwards	$7,465	$—
Net operating loss carryforwards	1,768	—
FS Arhaus investment in LLC	13,034	—
Homeworks investment in LLC	5,417	—
Total deferred tax assets	27,684	—

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

Less: valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$27,684	$—
At year-end 2021, we have a federal NOL carryforward of $1.7 million that does not expire, state NOL carryforwards of $0.1 million that begin to expire in 2026 and an interest expense carryforward of $7.5 million that does not expire. A portion of our interest carryforward is subject to Section 382 as a result of the Reorganization.
Based on available evidence (namely, a three-year cumulative income position), management believes it is more-likely-than-not that the net U.S. and state deferred tax assets will be fully realizable. We have not recorded a valuation allowance against deferred tax assets.
No unrecognized tax benefits have been recognized as of December 31, 2021 and 2020. We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. There were no amounts of interest and penalties accrued as of December 31, 2021 and 2020.
We file income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2017 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of December 31, 2021, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2021. Based on their evaluation as of December 31, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

Despite these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded the financial statements were prepared in accordance with generally accepted accounting principles.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2021.

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

•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely or appropriately account for our incentive unit plan.

These material weaknesses resulted in a restatement of our previously issued annual consolidated financial statements as of and for the years ended December 31, 2020 and 2019 principally related to selling, general and administrative expenses and other long-term liabilities, and misclassifications in the balance sheets and statements of comprehensive income. These material weaknesses also resulted in immaterial adjustments recorded as of and for the year ended December 31, 2021 principally related to property, furniture and equipment, net, selling, general and administrative expenses and misclassifications in the balance sheet and statement of cash flows. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Activities

With the oversight of senior management and our Audit Committee, we have designed and began to implement a remediation plan which includes:
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

Exemption from Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.arhaus.com. We will disclose any amendments to, or waivers from, the code applicable to an executive officer or director at our website www.arhaus.com.
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders. Except for the information included below, all information required under this item is incorporated in this item by reference.
Below is detailed biographical information and ages, as of March 30, 2022 for each of our directors and executive officers and a summary of their qualifications and skills.

Class I Directors

Albert Adams	Age: 70	Director Since 2021
Albert Adams has served as a member of our Board since July 2021, on the Board of Directors of Arhaus, LLC since 2014, and joined the Board of Directors of the predecessor of Arhaus, LLC in 2001. Mr. Adams joined Baker & Hostetler LLP in 1977, became a partner in 1984, and served as a member of its governing body between 1993 to 2014. Mr. Adams’ practice is in the business and corporate areas, with special emphasis on the structuring and financial aspects of business transactions. Mr. Adams has served as a director of numerous private businesses and six public companies. He also has been a board member or trustee of a number of community and charitable organizations, including the Cleveland Chapter of the American Red Cross, the Center for Families and Children, the Greater Cleveland Roundtable, the Greater Cleveland Sports Commission, the Corporate College (a division of Cuyahoga Community College), the Western Reserve Historical Society, Learning Disability Associates, and the Karamu Playhouse.

We believe Mr. Adams is qualified to serve on our Board of Directors because of his combination of legal and business skills and his extensive experience in advising public and private companies in various capacities, including with respect to capital markets activity, business combinations, and corporate governance.

John Kyees	Age: 74	Director Since 2021
John Kyees has served as a member of our Board since November 2021 and served as a member of the Board of Directors of Arhaus, LLC since November 2011. Mr. Kyees has held the Chief Financial Officer role at the following retailers: Urban Outfitters, Inc. from 2003 to 2010, bebe Stores, Inc. from 2002 to 2003, Skinmarket from 2000 to 2002, Ashley Stewart from 1997 to 2002, Express (Division of the Limited) from 1984 to 1997, and Chas. A. Stevens (Division of Hartmarx) from 1982 to 1984. Mr. Kyees currently serves on the board of directors of Vera Bradley as lead independent director and chairman of the audit committee, and he previously served as chairman and a director of Destination XL Group, Inc.

We believe Mr. Keyes is qualified to serve on our Board of Directors because of his extensive executive-level retail experience having served as Chief Financial Officer for several prominent retailers.

John M. Roth	Age: 63	Director Since 2021
John M. Roth has served as a member of our Board since November 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Roth joined Freeman Spogli in 1988 and has been a partner since 1993. Mr. Roth currently serves as a member of the board of directors of El Pollo Loco Holdings, Inc. and previously served as a director of Floor & Decor Holdings, Inc. from November 2010 to December 2020.

We believe Mr. Roth is qualified to serve on our Board of Directors because of his extensive experience as a Board member of numerous retail and consumer businesses and his experience and insights into strategic expansion opportunities, capital markets, and capitalization strategies.

Class II Directors

Brad Brutocao	Age: 48	Director Since 2021

Brad J. Brutocao has served as a member of our Board since July 2021 and on the Board of Directors of Arhaus, LLC since January 2014. Mr. Brutocao joined Freeman Spogli in 1997 and became a partner in 2008. Prior to joining Freeman Spogli, Mr. Brutocao worked at Morgan Stanley & Co. in the Mergers and Acquisitions and Corporate Finance departments. In addition, Mr. Brutocao is a member of the board of directors of several private companies and previously served as a director of Floor & Decor Holdings, Inc. from November 2010 to December 2020 and Boot Barn Holdings, Inc. from December 2011 to June 2019.

We believe Mr. Brutocao is qualified to serve on our Board of Directors because of his experience managing investments in, and serving on the boards of, companies operating in the retail and consumer industries.

Andrea Hyde	Age: 56	Director Since 2021
Andrea Hyde has served as a member of our Board since November 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2018. Ms. Hyde is the founder and President of Hyde & Chic Inc., a business growth strategy consulting firm. Prior to founding Hyde & Chic Inc. in January 2018, Ms. Hyde was Chief Executive Officer of Draper James from 2014 to 2017. Prior to her role at Draper James, Ms. Hyde was President of Burch Creative Capital, President & Chief Executive Officer of French Connection USA, and Senior Vice President of Global Marketing and Communications at Kenneth Cole Productions.

We believe Ms. Hyde is qualified to serve on our Board of Directors because of her extensive experience in managing, marketing, and branding lifestyle retail concepts and knowledge of omni-channel platforms.

Rick Doody	Age: 63	Director Since 2021
Rick Doody has served as a member of our Board since November 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Doody was the chair and founder of Bravo/Brio Restaurant Group (BBRG) and served as CEO and then its chairman from 1992 until it was sold in 2018. Mr. Doody owns six restaurant concepts in the Cleveland area: Cedar Creek Grille, 17 River Grille, Lindey’s Lake House, Jojo’s Bar and Bar Italia(2). Mr. Doody is a member of the Young Presidents’ Organization (YPO) and serves on the boards of University Hospital’s Ahuja Medical Center, Lindey’s, Stella Maris Rehabilitation Center, and the Boys and Girls Club of Cleveland.

We believe Mr. Doody is qualified to serve on our Board of Directors because of his substantial management, operational, and entrepreneurial experience as related to restaurant concepts and site selection.

Class III Directors

John Reed	Age: 66	Chairman and Director Since 2021
John Reed has served as a member of our Board since July 2021. He co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC as Chairman since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and February 2017 through the reorganization into Arhaus, Inc.

We believe Mr. Reed is qualified to serve on our Board of Directors because of, among other things, his extensive knowledge and experience with the business and his role as our Founder and Chief Executive Officer.

Bill Beargie	Age: 65	Director Since 2021
Bill Beargie has served as a member of our Board since November 2021, served as a member of the Board of Directors of Arhaus, LLC since 2014, and joined the Board of Directors of the predecessor of Arhaus, LLC in 2001. Mr. Beargie has been a CPA for Card, Palmer, Sibbison & Co. since 2015. Mr. Beargie was Chief Financial Officer and Administrative Vice President of Arhaus from 1987 to 1997.

We believe Mr. Beargie is qualified to serve on our Board of Directors because of his extensive experience in accounting and finance and his familiarity with the Company as its former Chief Financial Officer.

Gary Lewis	Age: 65	Director Since 2021

Gary Lewis has served as a member of our Board since November 2021, served as a member of the Board of Directors of Arhaus, LLC since January 2014, and joined the Board of Directors of the predecessor to Arhaus, LLC in September 2013. Mr. Lewis has been a principal at GLA Real Estate since 2013. Prior to his role at GLA Real Estate, Mr. Lewis was Senior Executive Vice President and President of the Mall Leasing Division at Simon Property Group from 1986 to 2013. Mr. Lewis also guest teaches in the Ring Distinguished Speakers series in the Bergstrom Center for Real Estate in the Warrington College of Business Administration at the University of Florida and is a member of the International Council of Shopping Centers (ICSC).

We believe Mr. Lewis is qualified to serve on our Board of Directors because of his substantial experience in retail real estate, including the representation of landlords and tenants in lease negotiations, and experience leading and overseeing new construction, renovations, and expansions of retail and mixed-use projects.

Executive Officers

John Reed	Age: 66	Chief Executive Officer Since 2021
John Reed co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and February 2017 through present, through the transition into Arhaus, Inc.

Dawn Phillipson	Age: 40	Chief Financial Officer Since 2021
Dawn Phillipson has served as our Chief Financial Officer since 2021 and served in the same role with Arhaus, LLC since February 2019. Ms. Phillipson previously served as Arhaus, LLC’s Senior Vice President, Finance from May 2017. Prior to that, Ms. Phillipson served in various roles of increasing responsibility in Arhaus, LLC’s finance department. Prior to joining Arhaus, LLC in 2016, Ms. Phillipson worked at Signet Jewelers in the Investor Relations department from 2011 to 2016.

Jennifer Porter	Age: 40	Chief Marketing Officer Since 2021
Jennifer Porter has served as our Chief Marketing Officer since 2021 and served in the same role with Arhaus, LLC since September 2019. Ms. Porter previously served as Head of Marketing at Anthropologie from 2018 to 2019. Prior to that, Ms. Porter served in various marketing roles such as Head of Marketing, Director of Global Marketing, and Director of International Marketing at Forever 21 from 2014 to 2018.

Dawn Sparks	Age: 59	Chief Logistics Officer Since 2021
Dawn Sparks has served as our Chief Logistics Officer since 2021 and served in the same role with Arhaus, LLC since January 2019. Ms. Sparks previously served as Director of DC Operations from 2014 to 2017, then served as Vice President of DC Operations from 2017 until January 2019. Prior to that, Ms. Sparks served as Brand Integration Manager at Dots from 2008 to 2014.

Kathy Veltri	Age: 59	Chief Retail Officer Since 2021
Kathy Veltri has served as our Chief Retail Officer since 2021 and served in the same role with Arhaus, LLC since March 2019. Ms. Veltri previously served as Senior Vice President of Retail Operations since 2017. Prior to that, Ms. Veltri served as Executive Vice President of Sales at Gardner White from 2015 to 2016 and was President of Thomasville, a division of Furniture Brands, from 2013 to 2014. Previously, Ms. Veltri worked at Arhaus as SVP of Retail Operations and Marketing from 2006 to 2013.

Venkat Nachiappan	Age: 46	Chief Information Officer Since 2021
Venkat Nachiappan has served as our Chief Information Officer since May 2021. Prior to joining Arhaus, he was with J Crew, Inc. from 2017 to 2021, where he also served as Vice President, Enterprise Systems, from 2017 to 2019, Senior Vice President, Enterprise Systems, from 2019 to 2020, and Senior Vice President, Enterprise Systems, Stores Systems and Analytics from 2020 to 2021. Mr. Nachiappan was Vice President, Enterprise Applications & Reporting Systems with Ann, Inc. from 2015 to 2017, having joined Ann, Inc. in 2013.

Lisa Chi	Age: 46	Chief Merchandising Officer Since 2021
Lisa Chi has served as our Chief Merchandising Officer since July 2021. Ms. Chi previously served as a Consultant in merchandising and product development at Arhaus, LLC from March 2021 to June 2021. Prior to that, Ms. Chi served as Senior Vice President of Merchandising, Inventory Management, Procurement and Quality, RH Shanghai, and RH Manufacturing at Restoration Hardware from March 2017 to June 2020. Previously, Ms. Chi served as Senior Vice President and General Merchandise Manager of Stores, Digital, and Catalog at Talbots from July 2014 to March 2016.

Item 11. Executive Compensation
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 14. Principal Accounting Fees and Services
All information required to be reported under this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm (PCAOB ID: 238) on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
Consolidated Statements of Cash Flows for the years December 31, 2021, December 31, 2020 and December 31, 2019
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a) (1) above.
3. Exhibits
The Exhibits listed in the accompanying index to exhibits, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

3.2	Amended and Restated Bylaws of Arhaus, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on November 3, 2021.

4.2	Description of Capital Stock	Filed herewith.

10.1	Form of Indemnification Agreement entered into between Arhaus, Inc. and each of its directors.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on October 27, 2021.

10.2#	2021 Equity Incentive Plan, effective November 8, 2021.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on November 3, 2021.

10.3#	Employment Letter (Dawn Phillipson).	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.4#	Employment Letter (Kathy Veltri).	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.5#	Employment Letter (Dawn Sparks).	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.6#	Employment Letter (Jennifer Porter).	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.7#	Employment Letter (Lisa Chi).	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.8#	Employment Letter (Venkat Nachiappan).	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.9
Credit Agreement, dated November 8, 2021, among Arhaus, Inc., certain subsidiaries of Arhaus, Inc., as the Guarantors, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24.1	Power of Attorney	Included on signature page of this Annual Report on Form 10-K.

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
_______________
#    Indicates management contract or compensatory plan
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARHAUS, INC
Date: March 30, 2022	By:	/s/ John Reed
Name: John Reed
Title: Chief Executive Officer
POWER OF ATTORNEY
Each of the undersigned officers and directors of Arhaus, Inc. hereby constitutes and appoints John Reed and Dawn Phillipson, and each of them any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
John Reed

/s/ Dawn Phillipson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022
Dawn Phillipson

/s/ Albert Adams	Director	March 30, 2022
Albert Adams

/s/ Bill Beargie	Director	March 30, 2022
Bill Beargie

/s/ Brad Brutocao	Director	March 30, 2022
Brad Brutocao

/s/ Rick Doody	Director	March 30, 2022
Rick Doody

/s/ Andrea Hyde	Director	March 30, 2022
Andrea Hyde

/s/ John Kyees	Director	March 30, 2022
John Kyees

/s/ Gary Lewis	Director	March 30, 2022
Gary Lewis

/s/ John M. Roth	Director	March 30, 2022
John M. Roth