Form 10-Q
period 2022-03-31
Arhaus, Inc.
filed 2022-05-11
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-41009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2022 the registrant had 52,947,617 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$148,841	$123,777
Restricted cash equivalents	7,134	7,131
Accounts receivable, net	1,586	228
Merchandise inventory, net	246,542	208,343
Prepaid and other current assets	31,013	28,517
Total current assets	435,116	367,996
Operating right-of-use assets	196,896	—
Financing right-of-use assets	38,103	—
Property, furniture and equipment, net	107,581	179,631
Deferred tax asset	25,268	27,684
Goodwill	10,961	10,961
Other noncurrent assets	264	278
Total assets	$814,189	$586,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$54,249	$51,429
Accrued taxes	12,486	7,302
Accrued wages	12,822	16,524
Accrued other expenses	20,946	61,047
Client deposits	306,243	264,929
Current portion of operating lease liabilities	37,957	—
Current portion of financing lease liabilities	182	—
Total current liabilities	444,885	401,231
Operating lease liabilities, long-term	227,191	—
Financing lease liabilities, long-term	50,342	—
Capital lease obligation	—	50,525
Deferred rent and lease incentives	2,513	63,037
Other long-term liabilities	2,714	1,992
Total liabilities	$727,645	$516,785
Commitments and contingencies (Note 9)
Stockholders' equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 51,231,602 and 50,427,390 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	51	50
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 86,519,002 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	87	87
Accumulated Deficit	(100,523)	(116,581)
Additional Paid-in Capital	186,929	186,209
Total Arhaus, Inc. stockholders' equity	86,544	69,765
Total liabilities and stockholders' equity	$814,189	$586,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Net revenue	$246,300	$171,314
Cost of goods sold	148,583	100,979
Gross margin	97,717	70,335
Selling, general and administrative expenses	74,848	59,038
Loss on disposal of assets	—	14
Income from operations	22,869	11,283
Interest expense	1,300	1,367
Other income	(358)	—
Income before taxes	21,927	9,916
Income tax expense	5,869	704
Net and comprehensive income	16,058	9,212
Less: Net income attributable to noncontrolling interest	—	5,317
Net and comprehensive income attributable to Arhaus, Inc.	$16,058	$3,895

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	137,482,533	112,058,742
Net and comprehensive income per share, basic	$0.12	$0.03
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	138,708,468	112,058,742
Net and comprehensive income per share, diluted	$0.12	$0.03
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited, amounts in thousands)

	Three Months Ended
	Common Shares in Homeworks Holdings, Inc.				Common Stock				Total Stockholders' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2021	—	$—	—	$—	50,428	$50	86,519	$87	$(116,581)	$186,209	$—	$69,765
Net income									16,058			16,058
Shareholder capital contribution										24		24
Equity based compensation					804	1				696		697
Balances as of March 31, 2022	—	$—	—	$—	51,232	$51	86,519	$87	$(100,523)	$186,929	$—	$86,544

	Three Months Ended
	Common Shares in Homeworks Holdings, Inc.				Common Stock				Total Stockholders' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2020	645	$—	4,158	$—	—	$—	—	$—	$(28,422)	$1,670	$(7,689)	$(34,441)
Net income									3,895		5,317	9,212
Tax distribution											(4,643)	(4,643)
Equity based compensation										76		76
Balances as of March 31, 2021	645	$—	4,158	$—	—	$—	—	$—	$(24,527)	$1,746	$(7,015)	$(29,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$16,058	$9,212
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,876	4,463
Non-cash amortization of operating lease right-of-use asset	7,009	—
Amortization of deferred financing fees and interest on finance lease in excess of principal paid	2,557	692
Equity based compensation	697	76
Deferred tax assets	2,417	—
Derivative expense associated with Term Loan exit fee	—	11,547
Loss on disposal of assets	—	14
Amortization and write-off of lease incentives	(63)	(1,066)
Changes in operating assets and liabilities
Accounts receivable	(1,358)	(98)
Merchandise inventory	(38,199)	(13,937)
Prepaid and other current assets	(3,016)	2,127
Other noncurrent liabilities	99	(995)
Accounts payable	8,680	779
Accrued expenses	4,633	2,625
Operating right-of-use assets and liabilities	(11,485)	—
Deferred rent and lease incentives	—	986
Client deposits	41,314	56,674
Net cash provided by operating activities	35,219	73,099

Cash flows from investing activities
Purchases of property, furniture and equipment	(10,151)	(7,006)
Net cash used in investing activities	(10,151)	(7,006)

Cash flows from financing activities
Issuance of related party notes	—	(1,000)
Principal payments under capital leases	—	(71)
Principal payments under finance leases	(1)	—
Distributions to noncontrolling interest holders	—	(4,643)
Net cash used in financing activities	(1)	(5,714)
Net increase in cash, cash equivalents and restricted cash equivalents	25,067	60,379
Cash, cash equivalents and restricted cash equivalents
Beginning of period	130,908	64,002
End of period	$155,975	$124,381

Supplemental disclosure of cash flow information
Interest paid in cash	$1,281	$1,591
Income taxes paid in cash	$259	$110

Noncash operating activities:
Lease incentives	$—	$4,547
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$108	$(1,010)
Noncash financing activities:
Derecognition of build-to-suit assets as a result of ASC 842 adoption	$(31,017)	$—
Capital contributions	$24	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (the “Company,” “we” or “Arhaus”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 78 Showrooms at March 31, 2022.
Arhaus was formed on July 14, 2021 for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Arhaus, LLC (“LLC”) and its subsidiaries. Pursuant to the corporate reorganization and completion of the IPO in November 2021, the Company became a holding company for LLC and its subsidiaries.
In connection with the IPO, the Company reorganized its ownership structure from a limited liability company to a corporation. Pursuant to the terms of the Integrated Contribution Agreement by and among the Company, FS Arhaus Holding, Inc. (“FS Arhaus,” “Class B Units,” or “noncontrolling interest”), a Delaware corporation, Homeworks Holdings Inc. (“Homeworks,” or “Class A Units”) and the unit holders (“Management Unitholders”) of LLC, a series of transactions were completed on November 8, 2021, which we refer to, collectively, as the “Reorganization.” LLC and Homeworks were identified as entities under common control, in which both entities are ultimately controlled by the same party before and after the Reorganization and therefore resulted in a change in reporting entity. In accordance with ASC 805-50-45-5, for transactions between entities under common control, the condensed consolidated financial statements for periods prior to the Reorganization have been adjusted to retrospectively combine the previously separate entities for presentation purposes.
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
The accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, the condensed consolidated statements of comprehensive income, cash flows and changes in stockholders’equity (deficit) for the three months ended March 31, 2022 and 2021, and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2022; the results of operations, cash flows and changes in stockholders’equity (deficit) for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting estimates and other matters included within our condensed consolidated financial statements and notes to the condensed consolidated financial statements are revenue recognition, including a reserve for merchandise returns, goodwill and fair value of financial instruments which include, but are not limited to, accounts receivable, payables, lease obligations, equity based compensation and a derivative instrument.
Client Deposits
Client deposits represent payments made by clients on orders. At the time of purchase, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of March 31, 2022 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards of $0.9 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are accounts receivable, payables, lease obligations, derivatives and equity based compensation instruments. Due to the short-term maturities of accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at March 31, 2022 and December 31, 2021. See Note 4 for discussion of our derivative, Note 5 for discussion of our lease obligations and Note 6 for discussion of our equity based compensation instruments.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Recently Issued Accounting Standards
New Accounting Standards Adopted
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
The Company adopted ASC 842 as of January 1, 2022, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption. Comparative periods will continue to be presented in accordance with ASC 840. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, lease identification and initial direct costs. The Company did not elect the “Land Easements” or “Hindsight” practical expedients. Additionally, the Company made the following accounting policy elections in connection with the adoption:
•Exclude short-term leases from our consolidated balance sheets; and
•Include both the lease and non-lease components as a single component and account for it as a lease.
As a result, the Company measured the right-of-use asset and lease liability for operating and finance leases as of January 1, 2022, using the remaining portion of the lease term that was determined under ASC 840. The adoption resulted in $242.0 million recognized as total right-of-use assets and $326.5 million recognized as total lease liabilities on our consolidated balance sheets as of January 1, 2022. For certain previous operating and capital leases, we qualified as the deemed owner of the construction project due to our significant involvement during the construction period under build-to-suit lease accounting requirements within ASC 840. As part of our adoption of ASC 842, we derecognized the cost of these construction projects of $31.0 million, which were previously recorded in property, furniture and equipment, net with an offsetting obligation in accrued other expenses on our consolidated balance sheets at December 31, 2021. See Note 5 — Leases for additional information.
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The amendments in this update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice. The amendments in this update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after December 15, 2021 for non-public business entities. Early application is permitted. The amendments in this update should be applied retrospectively. The Company adopted the standard in the current period. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
3. Merchandise Warranties
The Company warrants certain merchandise to be free of defects in both construction materials and workmanship from the date the performance obligation was fulfilled to the client for three to ten years depending on the merchandise category. The Company accounts for merchandise warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied merchandise. We estimate future warranty claims based on claim experience which includes materials and labor costs to perform the repairs or replace products. We use judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Three months ended March 31,
	2022	2021
Balance as of beginning of period	$4,724	$3,326
Accruals during the period	2,196	1,592
Settlements during the period	(1,957)	(1,341)
Balance as of end of the period (1)	$4,963	$3,577

(1) $2.9 million and $2.7 million were recorded in accrued other expenses at March 31, 2022 and December 31, 2021, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4. Long-Term Debt
On June 25, 2020, the Company entered into a credit agreement (“Revolver”), which included a revolving credit facility of $30.0 million with availability limited pursuant to a borrowing base formula based on specified percentages of eligible inventory, net of reserves. The Company’s borrowings under the Revolver bore variable interest rates at the LIBOR index rate (“LIBOR”) plus the applicable margin (5.5% at March 31, 2021). In the event LIBOR ceased to be available during the term of the Revolver, the Revolver provided procedures to determine an Alternate Base Rate. The Revolver was to expire on June 25, 2023.
Loan costs related to the Revolver of $1.5 million were recorded in other noncurrent assets and were amortized over the term of the debt on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.1 million for three months ended March 31, 2021, and was included in interest expense within the condensed consolidated statements of comprehensive income. On November 4, 2021, the Company terminated the Revolver of which there were no borrowings drawn.
On November 8, 2021, the Company entered into a new revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50.0 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at March 31, 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio. The 2021 Credit Facility expires on November 8, 2026.
At March 31, 2022, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.3 million are recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the debt on a straight-line basis, which approximates the effective interest method.
Prior to the Company entering into the Revolver and 2021 Credit Facility, the debt structure (“Prior Credit Facilities”) included a revolving credit facility (the “Prior Revolver”) and a term loan (the “Term Loan”). The Prior Revolver was terminated on June 25, 2020 and Term Loan was paid in full on December 28, 2020.
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company they would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value of the Company. The exit fee was treated as a derivative and adjusted to fair value each reporting period. The Company recorded derivative expense of $11.5 million for the three months ended March 31, 2021, which was included in selling, general and administrative expense within the condensed consolidated statements of comprehensive income. The Company used a portion of the net proceeds from the IPO to pay the derivative liability on November 8, 2021.
The Company used a discounted cash flow method and guideline public company method to determine the fair value of equity which was used to calculate the fair value of the exit fee. The key assumptions used within the Black-Scholes OPM as of March 31, 2021 were as follows:

March 31, 2021
Term	10 years
Risk-free rate of return	1.70%
Volatility	40.00%
Dividend yield	0%
The assumed volatility assumption is based on that of an identified group of comparable public companies. The fair value of the exit fee has been determined utilizing unobservable inputs and therefore is a Level 3 measurement under the fair value hierarchy.
The Company was in compliance with all applicable debt covenants at March 31, 2022 and December 31, 2021.
5. Leases
The Company leases real estate and equipment under operating and finance leases, some of which are from related parties as discussed in Note 10 — Related Party Transactions. The most significant obligations under these lease agreements require the payments of periodic rentals, real estate taxes, insurance and maintenance costs. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures.

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases as of March 31, 2022 (amounts in thousands):

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet Classification	March 31, 2022

Assets
Operating lease assets	Operating right-of-use assets	$196,896
Finance lease assets	Financing right-of-use assets	38,103
Total leased assets		$234,999

Liabilities
Current operating leases	Current portion of operating lease liabilities	$37,957
Non-current operating leases	Operating lease liabilities, long-term	227,191
Total operating lease liabilities		265,148

Current finance leases	Current portion of financing lease liabilities	182
Non-current finance leases	Financing lease liabilities, long-term	50,342
Total finance lease liabilities		50,524
Total lease liabilities		$315,672
The components of lease cost recognized within our condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 are as follows (amounts in thousands):

	Condensed Consolidated Income Statement Classification	Three months ended March 31, 2022
Lease costs:
Operating lease costs	Cost of goods sold	$8,405
Operating lease costs	Selling, general and administrative expenses	1,087
Finance lease costs		—
Amortization of right-of-use assets	Selling, general and administrative expenses	458
Interest expense on lease liabilities	Interest expense	1,231
Other lease costs (1)	Cost of goods sold	7,918
Other lease costs (1)	Selling, general and administrative expenses	88
Total lease costs		$19,187

(1) Other lease costs includes short-term lease costs and variable lease costs.
Rent expense, amortization of landlord improvements and percentage rent expense calculated under ASC 840 was $15.7 million, $2.8 million and $0.5 million for the three months ended March 31, 2021, respectively.
We often have options to renew lease terms for Showrooms and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of March 31, 2022.

Weighted Average Remaining Lease Term (In Years)	March 31, 2022
Operating leases	8.35
Finance leases	23.79
The discount rate implicit within our finance leases was determined at the time of lease commencement. However, the discount rate implicit within our operating leases is generally not determinable at the time of lease commencement and

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
therefore the Company determines the discount rate based on its incremental borrowing rate. For all operating leases, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment. The Company estimated the base IBR based on an analysis of (i) yields on the Company’s 2021 Credit Facility, as well as comparable companies and (ii) unsecured yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of March 31, 2022.

Weighted Average Discount Rate	March 31, 2022
Operating leases	3.83%
Finance leases	9.75%
Future lease liabilities at March 31, 2022 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2022	$35,600	$3,652	$39,252
2023	44,648	4,853	49,501
2024	39,506	4,673	44,179
2025	33,577	4,673	38,250
2026	30,395	5,132	35,527
2027	26,710	5,224	31,934
Thereafter	104,048	115,167	219,215
Total lease payments	314,484	143,374	457,858
Less: Amounts representing interest	(49,336)	(92,850)	(142,186)
Total	$265,148	$50,524	$315,672

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.

At March 31, 2022, the Company has entered into leases for a distribution center and Showrooms which have not yet commenced with expected lease terms ranging from 10 to 24 years. The aggregate minimum rental payments over the term of the leases of approximately $136.3 million are not included in the above table.
Future minimum lease payments for operating and capital leases under ASC 840 at December 31, 2021, were as follows (amounts in thousands):

Year Ending December 31,	Operating Leases (1)	Capital Leases	Total Future Lease Payments
2022	$45,892	$4,673	$50,565
2023	43,507	4,673	48,180
2024	38,659	4,673	43,332
2025	33,125	4,673	37,798
2026	29,903	5,132	35,035
Thereafter	129,498	120,390	249,888
	320,584	144,214	464,798
Less: Amounts representing interest	—	(94,064)	(94,064)
Total	$320,584	$50,150	$370,734

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
Supplemental cash flow information related to leases at March 31, 2022, is as follows (amounts in thousands):

March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,485
Operating cash flows from finance leases	1,231
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$430
6. Equity Based Compensation
The Company recorded equity based compensation expense of $0.7 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, which is included within the selling, general and administrative expenses line item of the condensed consolidated statements of comprehensive income. Total unrecognized compensation cost for equity based compensation to be recognized in future periods is $10.9 million at March 31, 2022, and will be recognized over a weighted average period of 4.08 years. The total grant-date fair value of restricted stock that vested as of March 31, 2022 and December 31, 2021, were $0.1 million and $0.3 million, respectively.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted stock activity for the three months ended March 31, 2022, was as follows:

	Class A		Class B
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,520,229	$16.28	596,598	$0.13
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(804,214)	0.10	—	—
Unvested at March 31, 2022	1,716,015	$18.06	596,598	$0.13
7. Segment Reporting
Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, outdoor, lighting, textiles, and décor. The assortment of merchandise can be purchased through our retail and eCommerce sales channels.
The majority of our net revenue is generated through sales to clients in the United States. Sales to clients outside of the United states are not significant. Further, no single client represents more than ten percent or more of our net revenue.
The following table shows net revenue by merchandise sales channel for the three months ended March 31, 2022 and 2021, respectively (amounts in thousands):

	Three months ended March 31,
	2022	2021
Retail	$202,570	$138,792
eCommerce	43,730	32,522
Total net revenue	$246,300	$171,314
8. Net and Comprehensive Income per Share
As a result of the Reorganization and IPO, existing Class A and Class B Unitholders of LLC were issued Class B and Class A common stock in the Company, respectively. The Class A Unitholders received 80,792,206 shares of Class B common stock and the Class B Unitholders received 31,266,536 shares of Class A common stock. Accordingly, all share and per share amounts for all periods presented in the condensed consolidated statements of comprehensive income and this note have been adjusted retroactively, where applicable, to reflect the Reorganization.
Basic and diluted net and comprehensive income per share for the three months ended March 31, 2022 and 2021, was calculated by adjusting net and comprehensive income attributable to Arhaus, Inc. for net and comprehensive income attributable to noncontrolling interest, and dividing by basic and diluted weighted-average number of common shares outstanding. Management Incentive Unitholders did not participate in the earnings or losses of the Company as of March 31, 2021 and therefore were not participating securities. As such, they were not included within the calculation of basic or diluted earnings per share as of March 31, 2021.
Basic and diluted net and comprehensive income per share for the three months ended March 31, 2022 and 2021, is as follows (amounts in thousands except unit and per unit data):

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31,
	2022	2021
Numerator
Net and comprehensive income	$16,058	$9,212
Less: Net and comprehensive income attributable to noncontrolling interest	—	5,317
Net and comprehensive income attributable to Arhaus, Inc.	$16,058	$3,895

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	137,482,533	112,058,742
Effect of dilutive restricted stock	1,225,935	—
Weighted-average number of common shares outstanding, diluted	138,708,468	112,058,742

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.12	$0.03
Net and comprehensive income per share, diluted	$0.12	$0.03
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of March 31, 2022 and December 31, 2021, we recorded liabilities of $1.2 million and $1.2 million, respectively, in accrued taxes on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
10. Related Party Transactions
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our Chief Executive Officer (“CEO”), indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024 with the ability to extend the lease in 12-month increments thereafter. The monthly rental payments are $0.1 million. Rent expense was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of Arhaus, Inc., own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
In September 2014, the Company entered into a lease agreement with Premier Arhaus, LLC, a company of which our CEO indirectly owned 50% during 2021, on a triple net basis for our headquarters building and distribution center, with construction completed during 2016. The base lease term is 17 years, with a 10-year renewal option at fixed rental payments, and with two additional 5-year renewal options at fair market rent. The monthly rental payments range from $0.2 million to $0.5 million during the 17-year base lease term and from $0.5 million to $0.6 million during the 10-year renewal period. In September 2021, the Company amended the existing finance lease agreement to extend the lease term

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
for an additional three years, which included monthly rental payments of $0.6 million. Further, the amended lease agreement provides for the expansion of the Company’s distribution center and monthly rental payments range from $0.1 million to $0.2 million. During the fourth quarter of 2021, the lessor sold its interest in the leased assets to a third party. As a result, the lease will no longer be with a related party of the Company. Rent expense was $1.4 million for the three months ended March 31, 2021.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owned 10%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $0.9 million for the three months ended March 31, 2022.
Other transactions
In accordance with the change in reporting entity, the Company’s condensed consolidated financial statements include a related-party receivable and a related-party note receivable between Homeworks and our CEO for $0.1 million and $1.0 million, respectively at March 31, 2021. The receivable and the full principal on the note receivable, including accrued interest, were paid back to the Company by the CEO in May 2021.
In accordance with the Reorganization, the Company has accounts payable due to noncontrolling interests of LLC for state and federal income tax refunds filed for tax periods prior to the Reorganization. The accounts payable due to related parties were $2.3 million and $2.9 million at March 31, 2022 and December 31, 2021, respectively, and are included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income taxes were $5.9 million in the three months ended March 31, 2022 compared to $0.7 million in the three months ended March 31, 2021. The effective tax rate was 26.8% and 7.1% for the three months ended March 31, 2022 and March 31, 2021, respectively. Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of Arhaus, LLC. The income tax provision included state and local tax in certain jurisdictions prior to the Reorganization. Subsequent to the Reorganization, Arhaus, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
As of March 31, 2022, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2017 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of March 31, 2022, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:
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
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The following discussion contains references to the three months ended March 31, 2022 and 2021, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the three months ended March 31, 2022 and 2021, respectively.
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
We have one reportable segment as of March 31, 2022. At March 31, 2022 we operated 78 Showrooms, 59 with in-home interior designers. At December 31, 2021 we operated 79 Showrooms, 58 with in-home interior designers.

	March 31, 2022	December 31, 2021
Traditional showrooms	70	71
Design Studios	5	5
Outlets	3	3
Total Showroom locations	78	79
Total square footage (in thousands)	1,260	1,288
For the three months ended March 31, 2022, we generated $246.3 million of net revenue, $97.7 million gross margin and $16.1 million of net and comprehensive income.
Effects of COVID-19 on Our Business
While we have been able to serve our clients and operate our business through the ongoing COVID-19 pandemic, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the pandemic remains uncertain. Future adverse developments in connection with the COVID-19 pandemic, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 pandemic, or other similar issues could adversely affect our business, results of operations or financial condition in the future.
Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand into net revenue at normal historical rates. We anticipate that the business conditions related to the COVID-19 pandemic will continue to adversely affect the capacity of our vendors and supply chain to meet our demand during fiscal year 2022. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty.
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
Comparable Growth. Comparable growth is the year-over-year percentage change of the dollar value of orders delivered (based on purchase price), net of the dollar value of returns (based on amount credited to client), from comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 15 consecutive months, which enables management to view the performance of those Showrooms without the dollar value of orders delivered for new Showrooms being included. Comparable Showrooms are defined as permanent Showrooms open for at least 15 consecutive months, including relocations in the same market. Showrooms record demand immediately upon opening, while orders delivered take additional time because product must be delivered to the client. Comparable Showrooms that were temporarily closed during the year due to COVID-19 were not excluded from the comparable Showroom calculation. The dollar value of orders delivered for Outlet comparable locations are included.
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
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our corporate headquarters, including marketing, information technology, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.
EBITDA. We define EBITDA as consolidated net income before depreciation and amortization, interest expense and income tax expense.
Adjusted EBITDA. We believe that adjusted EBITDA is a useful measure of operating performance as the adjustments eliminate items that we believe are not reflective of underlying operating performance in a particular period. Adjusted EBITDA facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented:

	Three months ended March 31,
(In thousands)	2022	2021
Net and comprehensive income	$16,058	$9,212
Interest expense	1,300	1,367
Income tax expense	5,869	704
Depreciation and amortization	5,876	4,463
EBITDA	29,103	15,746
Shares based compensation	697	76
Derivative expense (1)	—	11,547
Other expenses (income) (2)	1,400	(1,886)
Adjusted EBITDA	31,200	25,483

(1)We repaid our term loan in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. The Company used a portion of the net proceeds from the IPO to pay the derivative liability on November 8, 2021.
(2)Other expenses (income) represent costs and investments not indicative of ongoing business performance, such as third-party consulting costs, one-time project start-up costs, severance, signing bonuses, recruiting and project-based strategic initiatives.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense and net revenue to the Company. In the three months ended March 31, 2022, we opened no new Showrooms and closed one Showroom. In 2021, we opened ten Showrooms and closed five Showrooms. Of the five Showroom closures in 2021, three were related to relocations in 2021.

Financing Transactions
We repaid our Term Loan in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. The exit fee, which was payable in cash at the time the initial public offering was consummated, was calculated as 4% of the total equity value of the Company, based on the valuation determined in connection with the initial public offering, which valuation included, among other factors, (a) the initial public offering price, plus (b) cash, minus (c) any outstanding indebtedness, minus (d) transaction expenses, minus (e) the equity value of the preferred equity interests of Arhaus, LLC and all subsidiaries received on the closing date of the term loan, minus (f) the value of management incentive units in effect on the closing date of the term loan or issued after the closing date pursuant to management incentive plans in existence on the closing date. For the three months ended March 31, 2021, the derivative expense related to the change in fair value of the exit fee was $11.5 million. The Company used a portion of the net proceeds from the IPO to pay the derivative liability of $64.1 million in full on November 8, 2021.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.
Statement of Condensed Consolidated Comprehensive Income Data:

	Three months ended March 31,
(In thousands)	2022	2021
Net revenue	$246,300	$171,314
Cost of goods sold	148,583	100,979
Gross margin	97,717	70,335
Selling, general and administrative expenses	74,848	59,038
Loss on disposal of assets	—	14
Income from operations	22,869	11,283
Interest expense	1,300	1,367
Other income	(358)	—
Income before taxes	21,927	9,916
Income tax expense	5,869	704
Net and comprehensive income	16,058	9,212
Less: Net income attributable to noncontrolling interest	—	5,317
Net and comprehensive income attributable to Arhaus, Inc.	$16,058	$3,895
Other Operational Data:

	Three months ended March 31,
(Dollars In thousands)	2022	2021
Net revenue	$246,300	$171,314
Comparable growth	40.3%	37.6%
Demand comparable growth	8.3%	90.3%
Gross margin as a % of net revenue	39.7%	41.1%
Selling, general and administrative expenses as a % of net revenue	30.4%	34.5%
Income from operations as a % of net revenue	9.3%	6.6%
Net and comprehensive income	$16,058	$9,212
Net and comprehensive income as a % of net revenue	6.5%	5.4%
Adjusted EBITDA(1)	$31,200	$25,483
Adjusted EBITDA as a % of net revenue	12.7%	14.9%
Total Showrooms at end of period	78	75

(1)See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the three months ended March 31, 2022 and 2021
Net Revenue
Net revenue increased $75.0 million, or 43.8%, to $246.3 million in the three months ended March 31, 2022 compared to $171.3 million in the three months ended March 31, 2021. The increase was driven primarily by increased delivery of orders in the backlog as our supply chain continues to improve, as well as strong demand in both Showroom and eCommerce channels.
Comparable growth was 40.3% in the three months ended March 31, 2022 compared to 37.6% in the three months ended March 31, 2021. Demand comparable growth was 8.3% in the three months ended March 31, 2022 compared to 90.3% in the three months ended March 31, 2021. Demand comparable growth for the three months ended March 31, 2021 was impacted by Showroom closures in 2020 as a result of the COVID-19 pandemic.
Gross Margin
Gross margin increased $27.4 million, or 38.9%, to $97.7 million in the three months ended March 31, 2022 compared to $70.3 million in the three months ended March 31, 2021. Gross margin improvement was driven by the increase in net revenue, partially offset by $29.8 million of higher product costs, $10.8 million of increased transportation costs and $3.8 million of increased variable rent expense due to the increase in net revenue, and $1.6 million of higher credit card fees related to higher demand during these time periods.
As a percentage of net revenue, gross margin decreased 140 basis points to 39.7% of net revenue in the three months ended March 31, 2022 compared to 41.1% of net revenue in the three months ended March 31, 2021. The gross margin decrease was primarily the result of higher product costs, transportation costs and variable rent, partially offset by our ability to leverage our fixed Showroom occupancy costs over higher net revenue and leverage on credit card fees related to demand. In particular, product costs, transportation costs and variable rent as a percentage of net revenue increased by 430 basis points, while non-variable Showroom occupancy costs, which are not dependent on revenue levels, were lower as a percentage of net revenue, contributing 250 basis points to the margin.
Selling, General and Administrative Expenses
SG&A expenses increased $15.8 million, or 26.8%, to $74.8 million in the three months ended March 31, 2022 compared to $59.0 million in the three months ended March 31, 2021.
The increase in SG&A expenses was primarily driven by a $12.2 million increase in corporate expenses, an $11.5 million increase in warehouse expenses to support the growth of the business and $3.1 million of public company related costs. This was partially offset by the non-recurrence of the derivative expense in the prior year related to the change in the fair value of the Term Loan exit fee of $11.5 million.

As a percentage of net revenue, SG&A expenses decreased 410 basis points to 30.4% of net revenue in the three months ended March 31, 2022 compared to 34.5% of net revenue in the three months ended March 31, 2021.
Interest expense
Interest expense decreased $0.1 million to $1.3 million in the three months ended March 31, 2022 compared to $1.4 million in the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021 interest expense was primarily related to our finance lease liabilities.
Income Taxes
Income tax expense was $5.9 million in the three months ended March 31, 2022 compared to $0.7 million in the three months ended March 31, 2021. Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of Arhaus, LLC. Income tax expense included state and local taxes in certain jurisdictions prior to the Reorganization. Subsequent to the Reorganization, Arhaus, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.

Net and Comprehensive Income
Net and comprehensive income increased $6.8 million to $16.1 million in the three months ended March 31, 2022 compared to $9.2 million in the three months ended March 31, 2021. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of March 31, 2022, we had cash and cash equivalents of $148.8 million.
In November 2021, we entered into the 2021 Credit Facility with Bank of America, N.A. and the lenders party thereto. The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50.0 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at March 31, 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio. At March 31, 2022, we had no borrowings on the 2021 Credit Facility.
For the three months ended March 31, 2022, our principal sources of liquidity were cash flows from operations, including client deposits. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future or if conditions change.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as supply chain expansion and growth initiatives. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue.
Capital expenditures
We have invested significant capital expenditures in opening new Showrooms, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Showrooms. Our capital expenditures include expenditures related to investing activities and outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New Showrooms may require different levels of capital investment on our part in the future.
In addition, we continue to address the effects of the COVID-19 pandemic on our business with respect to real estate development and the introduction of new Showrooms. A range of factors involved in the development of new Showrooms may continue to be affected by the COVID-19 pandemic including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties, including landlords and other real estate counterparties, may be adversely affected by the health crisis. Actions taken by federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic may require changes to our real estate strategy and related capital expenditures. In addition, we may be required to make lease payments in whole or in part for our Showrooms in the event that they are required to close in the future due to resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.
Credit Facilities
Refer to Note 4 — Long-Term Debt to our condensed consolidated financial statements for further information on our Revolver and 2021 Credit Facility, respectively.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$35,219	$73,099
Net cash used in investing activities	$(10,151)	$(7,006)
Net cash used in financing activities	$(1)	$(5,714)
Net increase in cash, cash equivalents and restricted cash equivalents	$25,067	$60,379
Net cash provided by operating activities
Comparison of the three months ended March 31, 2022 and 2021
Net cash provided by operating activities was $35.2 million in the three months ended March 31, 2022 compared to $73.1 million net cash provided by operating activities in the three months ended March 31, 2021. The decrease in our net cash provided by operating activities in the three months ended March 31, 2022 was impacted by several factors: higher inventory levels; lower change in client deposits from improved delivery of backlog orders and lower demand comparable growth of 8.3% versus demand comparable growth of 90.3% in the first quarter of 2021; and lower non-cash items in the current period, particularly the nonrecurring derivative expense in the prior year related to the change in the fair value of the Term Loan exit fee, which reduced our net income without any corresponding adverse impact to our cash generation. These items were partially offset by increases in: accounts payable; accrued expenses; and the non-cash amortization for our operating leases caused by the adoption of ASC 842, Leases.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include strategic investments made by the Company.
Comparison of the three months ended March 31, 2022 and 2021
For the three months ended March 31, 2022, net cash used in investing activities was $10.2 million primarily due to investments in Showrooms, information technology and systems infrastructure, and supply chain expansion.
For the three months ended March 31, 2021, net cash used in investing activities was $7.0 million primarily due to investments in Showrooms, information technology and systems infrastructure, and supply chain expansion.
Historical capital expenditures are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in investing activities	$10,151	$7,006
Less: Landlord contributions	1,759	3,445
Total capital expenditures, net of landlord contributions	$8,392	$3,561
Total capital expenditures, net of landlord contributions increased by $4.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was related to our new facility in North Carolina, the opening of new Showrooms and information technology and systems infrastructure.

We anticipate our total company funded capital expenditures to be $60 million to $70 million in fiscal year 2022, primarily related to the expansion and openings of our Boston Heights, North Carolina and Dallas distribution centers, the opening of new Showrooms, and information technology and systems infrastructure.
Net cash used in financing activities
Financing activities consist primarily of borrowings related to tax distributions to noncontrolling interest holders of Arhaus, LLC.
Comparison of the three months ended March 31, 2022 and 2021
For the three months ended March 31, 2022, net cash used in financing activities was $1.0 thousand due to principal payments on finance leases.
For the three months ended March 31, 2021, net cash used in financing activities was $5.7 million which related to $4.6 million of tax distributions to the noncontrolling interest holders of Arhaus, LLC and $1.0 million for the issuance of a related party note.
Off-Balance Sheet Transactions
As of March 31, 2022, we have no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the three months ended March 31, 2022 and 2021, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of March 31, 2022, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2022. Based on their evaluation as of March 31, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
These material weaknesses resulted in a restatement of our previously issued annual consolidated financial statements as of and for the years ended December 31, 2020 and 2019 principally related to selling, general and administrative expenses and other long-term liabilities, and misclassifications in the balance sheets and statements of comprehensive income. These material weaknesses also resulted in immaterial adjustments recorded as of and for the year ended December 31, 2021 principally related to property, furniture and equipment, net; selling, general and administrative expenses; and misclassifications in the balance sheet and statement of cash flows. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
These IT deficiencies did not result in material adjustments to our consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these IT deficiencies in the aggregate constitute a material weakness.
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

Changes in Internal Control over Financial Reporting
Other than as described above with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we have and we may become involved in legal proceedings arising in the ordinary course of business, including claims related to our employment practices, claims of intellectual property infringement and claims related to personal injuries and product liability for the products that we sell and in the Showrooms we operate. Any claims could result in litigation against us and could result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business. Defending such litigation is costly and can impose significant burdens on management and employees. Further, we could receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that favorable final outcomes will be obtained.
We are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2022

ARHAUS, INC

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)