Form 10-Q
period 2022-09-30
Arhaus, Inc.
filed 2022-11-10
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2022 the registrant had 52,947,617 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$145,737	$123,777
Restricted cash equivalents	6,345	7,131
Accounts receivable, net	1,778	228
Merchandise inventory, net	292,571	208,343
Prepaid and other current assets	35,867	28,517
Total current assets	482,298	367,996
Operating right-of-use assets	224,921	—
Financing right-of-use assets	39,062	—
Property, furniture and equipment, net	128,783	179,631
Deferred tax asset	20,948	27,684
Goodwill	10,961	10,961
Other noncurrent assets	235	278
Total assets	$907,208	$586,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,455	$51,429
Accrued taxes	12,706	7,302
Accrued wages	17,498	16,524
Accrued other expenses	33,756	61,047
Client deposits	261,801	264,929
Current portion of operating lease liabilities	39,248	—
Current portion of financing lease liabilities	522	—
Total current liabilities	423,986	401,231
Operating lease liabilities, long-term	263,753	—
Financing lease liabilities, long-term	51,908	—
Capital lease obligation	—	50,525
Deferred rent and lease incentives	2,353	63,037
Other long-term liabilities	4,413	1,992
Total liabilities	$746,413	$516,785
Commitments and contingencies (Note 9)
Stockholders' equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 51,437,348 and 50,427,390 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	51	50
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 and 86,519,002 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	87	87
Accumulated Deficit	(26,948)	(116,581)
Additional Paid-in Capital	187,605	186,209
Total Arhaus, Inc. stockholders' equity	160,795	69,765
Total liabilities and stockholders' equity	$907,208	$586,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Net revenue	$872,595	$558,690	$320,030	$203,333
Cost of goods sold	505,561	325,710	183,739	118,522
Gross margin	367,034	232,980	136,291	84,811
Selling, general and administrative expenses	246,767	196,443	89,145	68,266
Loss on disposal of assets	—	466	—	452
Income from operations	120,267	36,071	47,146	16,093
Interest expense, net	3,367	4,091	751	1,365
Other income	(584)	—	(109)	—
Income before taxes	117,484	31,980	46,504	14,728
Income tax expense	27,851	1,704	9,568	500
Net and comprehensive income	$89,633	$30,276	$36,936	$14,228
Less: Net income attributable to noncontrolling interest	—	17,499	—	8,231
Net and comprehensive income attributable to Arhaus, Inc.	$89,633	$12,777	$36,936	$5,997

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	137,939,577	112,058,742	138,484,495	112,058,742
Net and comprehensive income per share, basic	$0.65	$0.11	$0.27	$0.05
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	139,545,802	112,058,742	139,845,333	112,058,742
Net and comprehensive income per share, diluted	$0.64	$0.11	$0.26	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited, amounts in thousands)

	Nine months ended
	Common Shares in Homeworks Holdings, Inc.				Common Stock				Total Stockholders' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2021	—	$—	—	$—	50,428	$50	86,519	$87	$(116,581)	$186,209	$—	$69,765
Net income	—	—	—	—	—	—	—	—	89,633	—	—	89,633
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	—	—	(1,278)	—	(1,278)
Shareholder capital contribution	—	—	—	—	—	—	—	—	—	62	—	62
Equity based compensation	—	—	—	—	1,009	1	597	—	—	2,612	—	2,613
Balances as of September 30, 2022	—	$—	—	$—	51,437	$51	87,116	$87	$(26,948)	$187,605	$—	$160,795

	Nine months ended
	Common Shares in Homeworks Holdings, Inc.				Common Stock				Total Stockholders' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2020	645	$—	4,158	$—	—	$—	—	$—	$(28,422)	$1,670	$(7,689)	$(34,441)
Net income	—	—	—	—	—	—	—	—	12,777	—	17,499	30,276
Tax distribution	—	—	—	—	—	—	—	—	—	—	(7,865)	(7,865)
Shareholder distribution	—	—	—	—	—	—	—	—	(12,350)	—	—	(12,350)
Equity based compensation	—	—	—	—	—	—	—	—	—	1,135	—	1,135
Balances as of September 30, 2021	645	$—	4,158	$—	—	$—	—	$—	$(27,995)	$2,805	$1,945	$(23,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (continued) (Unaudited, amounts in thousands)

	Three months ended
	Common Shares in Homeworks Holdings, Inc.				Common Stock				Total Stockholders' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances as of June 30, 2022	—	$—	—	$—	51,360	$51	87,116	$87	$(63,884)	$187,640	$—	$123,894
Net income	—	—	—	—	—	—	—	—	36,936	—	—	36,936
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	—	—	(1,278)	—	(1,278)
Shareholder capital contribution	—	—	—	—	—	—	—	—	—	19	—	19
Equity based compensation	—	—	—	—	77	—	—	—	—	1,224	—	1,224
Balances as of September 30, 2022	—	$—	—	$—	51,437	$51	87,116	$87	$(26,948)	$187,605	$—	$160,795

	Three months ended
	Common Shares in Homeworks Holdings, Inc.				Common Stock				Total Stockholders' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balances as of June 30, 2021	645	$—	4,158	$—	—	$—	—	$—	$(33,992)	$2,097	$(6,286)	$(38,181)
Net income	—	—	—	—	—	—	—	—	5,997	—	8,231	14,228
Equity based compensation	—	—	—	—	—	—	—	—	—	708	—	708
Balances as of September 30, 2021	645	$—	4,158	$—	—	$—	—	$—	$(27,995)	$2,805	$1,945	$(23,245)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$89,633	$30,276
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,319	17,206
Amortization of operating lease right-of-use asset	21,976	—
Amortization of deferred financing fees and interest on finance lease in excess of principal paid	8,731	839
Equity based compensation	2,613	1,135
Deferred tax assets	5,458	—
Derivative expense	—	29,905
Loss on disposal of property, furniture and equipment	—	466
Amortization and write-off of lease incentives	(224)	(5,889)
Changes in operating assets and liabilities
Accounts receivable	(1,550)	240
Merchandise inventory	(84,228)	(62,533)
Prepaid and other current assets	(11,249)	(715)
Other noncurrent liabilities	456	(732)
Accounts payable	10,334	1,698
Accrued expenses	23,682	16,259
Operating lease liabilities	(22,586)	—
Deferred rent and lease incentives	—	6,959
Client deposits	(3,128)	106,076
Net cash provided by operating activities	58,237	141,190

Cash flows from investing activities
Purchases of property, furniture and equipment	(36,950)	(29,533)
Net cash used in investing activities	(36,950)	(29,533)

Cash flows from financing activities
Issuance of related party notes	—	(1,000)
Proceeds from related party notes	—	1,000
Principal payments under capital leases	—	(106)
Principal payments under finance leases	(113)	—
Shareholder distributions	—	(12,350)
Distributions to noncontrolling interest holders	—	(7,865)
Net cash used in financing activities	(113)	(20,321)
Net increase in cash, cash equivalents and restricted cash equivalents	21,174	91,336

Cash, cash equivalents and restricted cash equivalents
Beginning of period	130,908	64,002
End of period	$152,082	$155,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (continued) (Unaudited, amounts in thousands)

	Nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Interest paid in cash	$3,858	$4,006
Interest received in cash	316	—
Income taxes paid in cash	20,579	1,394
Noncash operating activities:
Lease incentives	7,532	4,253
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	2,661	(428)
Noncash financing activities:
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	(1,278)	—
Derecognition of build-to-suit assets as a result of ASC 842 adoption	(31,017)	—
Property, furniture and equipment additions due to build-to-suit lease transactions	—	1,040
Capital contributions	62	—
Capital lease obligation	—	2,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (the “Company,” “we” or “Arhaus”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 80 Showrooms at September 30, 2022.
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
The accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, the condensed consolidated statements of comprehensive income and changes in stockholders’equity (deficit) for the nine and three months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2022; the results of operations and changes in stockholders’equity (deficit) for the nine and three months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the nine and three months ended September 30, 2022 and 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Client Deposits
Client deposits represent payments made by clients on orders. At the time of purchase, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of September 30, 2022 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards of $0.9 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations, a derivative and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at September 30, 2022 and December 31, 2021. See Note 4 for discussion of our derivative, Note 5 for discussion of our lease obligations and Note 6 for discussion of our equity based compensation instruments.
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

From time to time, the Company invests in money market funds and other Level 1 cash and cash equivalent investments. For the nine and three months ended September 30, 2022, the Company earned $0.6 million and $0.6 million, respectively in interest income. Interest income is included within interest expense, net on our condensed consolidated statements of comprehensive income.

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Balance as of beginning of period	$4,724	$3,326	$5,412	$3,868
Accruals during the period	8,285	5,652	3,181	2,138
Settlements during the period	(7,152)	(4,712)	(2,736)	(1,740)
Balance as of end of the period(1)	$5,857	$4,266	$5,857	$4,266

(1) $3.4 million and $2.7 million were recorded in accrued other expenses at September 30, 2022 and December 31, 2021, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
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
Loan costs related to the Revolver of $1.5 million were recorded in other noncurrent assets and were amortized over the term of the debt on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.4 million and $0.1 million for the nine and three months ended September 30, 2021, respectively, and was included in interest expense, net within the condensed consolidated statements of comprehensive income. On November 4, 2021, the Company terminated the Revolver of which there were no borrowings drawn.
On November 8, 2021, the Company entered into a new revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50.0 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio. The 2021 Credit Facility expires on November 8, 2026.
At September 30, 2022 and December 31, 2021, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.3 million are recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis, which approximates the effective interest method. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.1 million as of September 30, 2022.
Prior to the Company entering into the Revolver and 2021 Credit Facility, the debt structure (“Prior Credit Facilities”) included a revolving credit facility (the “Prior Revolver”) and a term loan (the “Term Loan”). The Prior Revolver was terminated on June 25, 2020 and Term Loan was paid in full on December 28, 2020.
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company they would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value of the Company. The exit fee was treated as a derivative and adjusted to fair value each reporting period. The Company recorded derivative expense of $29.9 million and $0.1 million for the nine and three months ended September 30, 2021, respectively, which was included in selling, general and administrative expense within the condensed consolidated statements of comprehensive income. The Company used a portion of the net proceeds from the IPO to pay the derivative liability on November 8, 2021.
At September 30, 2021, the Company’s valuation of the derivative liability was measured using the probability-weighted expected return model (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of the derivative based upon an analysis of future values for the Company. The Company considered two different scenarios:(a) remain private; and (b) IPO. Under the remain private scenario, as of September 30, 2021, the Company estimated the enterprise value by weighting the guideline public company method and the discounted cash flow method, and then relied on the option pricing method (“OPM”) and applied a discount for lack of marketability (“DLOM”). The OPM estimated the value using the Black-Scholes OPM. The fair value of the exit fee was determined utilizing unobservable inputs and therefore is a Level 3 measurement under the fair value hierarchy. The key assumptions used within the Black-Scholes OPM as of September 30, 2021 were as follows:

September 30, 2021
Term	10 years
Risk-free rate of return	1.50%
Volatility	40.00%
Dividend yield	0.00%
DLOM	24.70%
The assumed volatility assumption is based on that of an identified group of comparable public companies. The fair value of the exit fee has been determined utilizing unobservable inputs and therefore is a Level 3 measurement under the fair value hierarchy.
The Company was in compliance with all applicable debt covenants at September 30, 2022 and December 31, 2021.
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

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases as of September 30, 2022 (amounts in thousands):

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet Classification	September 30, 2022
Assets
Operating lease assets	Operating right-of-use assets	$224,921
Finance lease assets	Financing right-of-use assets	39,062
Total leased assets		$263,983

Liabilities
Current operating leases	Current portion of operating lease liabilities	$39,248
Non-current operating leases	Operating lease liabilities, long-term	263,753
Total operating lease liabilities		303,001

Current finance leases	Current portion of financing lease liabilities	522
Non-current finance leases	Financing lease liabilities, long-term	51,908
Total finance lease liabilities		52,430
Total lease liabilities		$355,431
The components of lease cost recognized within our condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2022 are as follows (amounts in thousands):

		Nine months ended September 30,	Three months ended September 30,
	Condensed Consolidated Income Statement Classification	2022	2022
Lease costs:
Operating lease costs	Cost of goods sold	$25,798	$8,716
Operating lease costs	Selling, general and administrative expenses	4,743	1,955
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	1,516	540
Interest expense on lease liabilities	Interest expense, net	3,758	1,270
Other lease costs(1)	Cost of goods sold	26,764	9,961
Other lease costs(1)	Selling, general and administrative expenses	507	170
Total lease costs		$63,086	$22,612

(1) Other lease costs includes short-term lease costs and variable lease costs.
Rent expense, amortization of landlord improvements and percentage rent expense calculated under ASC 840 were $47.1 million, $8.7 million and $2.5 million for the nine months ended September 30, 2021, respectively. Rent expense, amortization of landlord improvements and percentage rent expense calculated under ASC 840 were $15.8 million, $3.1 million and $1.3 million for the three months ended September 30, 2021, respectively.
We often have options to renew lease terms for Showrooms and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination options at the lease commencement date to determine if

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of September 30, 2022.

Weighted Average Remaining Lease Term (In Years)	September 30, 2022
Operating leases	8.59
Finance leases	22.66
The discount rate implicit within our finance leases was determined at the time of lease commencement. However, the discount rate implicit within our operating leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its incremental borrowing rate. For all operating leases, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment. The Company estimated the base IBR based on an analysis of (i) yields on the Company’s 2021 Credit Facility, as well as comparable companies and (ii) unsecured yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of September 30, 2022.

Weighted Average Discount Rate	September 30, 2022
Operating leases	4.39%
Finance leases	9.72%
Future lease liabilities at September 30, 2022 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2022	$12,322	$1,333	$13,655
2023	51,708	5,333	57,041
2024	46,897	5,153	52,050
2025	40,472	5,153	45,625
2026	37,826	5,612	43,438
2027	34,218	5,423	39,641
Thereafter	146,193	115,168	261,361
Total lease payments	369,636	143,175	512,811
Less: Amounts representing interest	(66,635)	(90,745)	(157,380)
Total	$303,001	$52,430	$355,431

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.

At September 30, 2022, the Company has entered into leases for the expansion of our Boston Heights distribution center, Showrooms and equipment which have not yet commenced with expected lease terms ranging from 5 to 23 years. The aggregate minimum rental payments over the term of the leases of approximately $166.7 million are not included in the above table.

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
Supplemental cash flow information related to leases for the nine months ended September 30, 2022, is as follows (amounts in thousands):

Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35,587
Operating cash flows for finance leases	3,758
Financing cash flows for finance leases	113
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43,474
Finance leases	2,018
6. Equity Based Compensation
The following tables summarize the activity of the Company’s management incentive unit awards granted pre-IPO for the nine months ended September 30, 2022 and their equity based compensation expense for the nine and three months ended September 30, 2022 and 2021, respectively (amounts in thousands):

	Class A		Class B
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,520,229	$16.28	596,598	$0.13
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(1,009,960)	17.38	(596,598)	0.10
Unvested at September 30, 2022	1,510,269	$18.10	—	$—

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Equity based compensation expense - management incentive units pre-IPO(1)	$2,073	$1,135	$684	$708

(1) Total unrecognized equity based compensation for the management incentive unit awards granted pre-IPO to be recognized in future periods is $9.5 million at September 30, 2022, and will be recognized over a weighted average period of 3.60 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
On August 2, 2022, the Compensation Committee (the "Committee") of the Board of Directors of the Company approved grants of performance stock units (“PSUs”) and restricted stock units (“RSUs”) under the Arhaus, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) to certain of the Company’s named executive officers and other key employees (“Award Recipient”). The Committee also approved RSU awards to certain members of the Board of Directors.
Each RSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to Award Recipients vest in one-third increments on each of the first, second and third anniversary of the date of grant, provided that the Award Recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the Award Recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Committee determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and canceled immediately without consideration. The RSUs issued to certain members of the Board of Directors will vest on the one-year anniversary of the grant date. The Company accounts for forfeitures as they occur.
Each PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The number of PSUs earned will be based on the Company’s financial performance as measured against pre-established target goals for cumulative demand revenue and cumulative adjusted EBITDA (the “Performance Goals”) over the period beginning on January 1, 2022 and ending on December 31, 2024 (the “Performance Period”). PSUs will vest as of the end of the Performance Period (December 31, 2024) subject to the Award Recipient’s Continuous Service, but will not settle and payout until the number of PSUs earned is determined by the Committee. The Award Recipient may earn between 0% and 200% of the PSU target award based on the Company’s achievement of the Performance Goals. The Company accounts for forfeitures as they occur.
The fair value of each PSU and RSU is based on the grant date market price of $5.75. The aggregate grant date fair value of the PSUs and RSUs granted during the nine months ended September 30, 2022 was $2.9 million and $4.1 million, respectively.
The following table summarizes the activity of the Company’s PSU and RSU awards for the nine months ended September 30, 2022, and their equity based compensation expense for the nine and three months ended September 30, 2022 and 2021, respectively (amounts in thousands):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—	—	$—
Granted	496,375	5.75	720,411	5.75
Forfeited	(750)	5.75	(3,250)	5.75
Vested	—	—	—	—
Unvested at September 30, 2022	495,625	$5.75	717,161	$5.75

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Equity based compensation expense - PSUs(1)	$238	$—	$238	$—
Equity based compensation expense - RSUs(2)	$302	$—	$302	$—

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $3.2 million at September 30, 2022, and will be recognized over a weighted average period of 2.25 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $3.8 million at September 30, 2022, and will be recognized over a weighted average period of 2.55 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
The following table shows net revenue by merchandise sales channel for the nine and three months ended September 30, 2022 and 2021, respectively (amounts in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Retail	$727,953	$457,439	$268,988	$166,928
eCommerce	144,642	101,251	51,042	36,405
Total net revenue	$872,595	$558,690	$320,030	$203,333
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
Basic and diluted net and comprehensive income per share for the nine and three months ended September 30, 2022 and 2021, was calculated by adjusting net and comprehensive income attributable to Arhaus, Inc. for net and comprehensive income attributable to noncontrolling interest, and dividing by basic and diluted weighted-average number of common shares outstanding. Management Incentive Unitholders did not participate in the earnings or losses of the Company as of September 30, 2021 and therefore were not participating securities. As such, they were not included within the calculation of basic or diluted earnings per share as of September 30, 2021.
Basic and diluted net and comprehensive income per share for the nine and three months ended September 30, 2022 and 2021, is as follows (amounts in thousands except share and per share data):

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Numerator
Net and comprehensive income	$89,633	$30,276	$36,936	$14,228
Less: Net and comprehensive income attributable to noncontrolling interest	—	17,499	—	8,231
Net and comprehensive income attributable to Arhaus, Inc.	$89,633	$12,777	$36,936	$5,997

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	137,939,577	112,058,742	138,484,495	112,058,742
Effect of dilutive restricted stock (1)	1,606,225	—	1,360,838	—
Weighted-average number of common shares outstanding, diluted	139,545,802	112,058,742	139,845,333	112,058,742

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.65	$0.11	$0.27	$0.05
Net and comprehensive income per share, diluted	$0.64	$0.11	$0.26	$0.05

(1) During the nine and three months ended September 30, 2022, 594,312 and 546,164 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of September 30, 2022 and December 31, 2021, we recorded liabilities of $1.2 million and $1.2 million, respectively, in accrued taxes on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
10. Related Party Transactions
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024 with the ability to extend the lease in 12-month increments thereafter. The monthly rental payments are $0.1 million. Rent expense was $1.0 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Rent expense was $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.2

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively.
In September 2014, the Company entered into a lease agreement with Premier Arhaus, LLC, a company of which our CEO indirectly owned 50% during 2021, on a triple net basis for our headquarters building and distribution center, with construction completed during 2016. The base lease term is 17 years, with a 10-year renewal option at fixed rental payments, and with two additional 5-year renewal options at fair market rent. The monthly rental payments range from $0.2 million to $0.5 million during the 17-year base lease term and from $0.5 million to $0.6 million during the 10-year renewal period. In September 2021, the Company amended the existing finance lease agreement to extend the lease term for an additional three years, which included monthly rental payments of $0.6 million. Further, the amended lease agreement provides for the expansion of the Company’s distribution center and monthly rental payments range from $0.1 million to $0.2 million. During the fourth quarter of 2021, the lessor sold its interest in the leased assets to a third party. As a result, the lease is no longer with a related party of the Company. Rent expense was $4.4 million and $1.5 million for the nine and three months ended September 30, 2021, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 10%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $2.8 million and $1.0 million for the nine and three months ended September 30, 2022, respectively.
Other transactions
In accordance with the change in reporting entity, the Company’s condensed consolidated statements of cash flows include the payment and receipt of a related-party receivable and a related-party note receivable between Homeworks and our CEO for $0.1 million and $1.0 million, respectively for the nine months ended September 30, 2021. The receivable and the full principal on the note receivable, including accrued interest, were paid back to the Company by the CEO in May 2021.
In accordance with the Reorganization, the Company has accounts payable due to noncontrolling interests of LLC for state and federal income tax refunds filed for tax periods prior to the Reorganization. The accounts payable due to related parties were $1.8 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively, and are included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income taxes were $27.9 million and $1.7 million in the nine months ended September 30, 2022 and 2021, respectively. Income taxes were $9.6 million and $0.5 million in the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was 23.7% and 5.3% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was 20.6% and 3.4% for the three months ended September 30, 2022 and 2021, respectively.
Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of LLC. The income tax provision included state and local tax in certain jurisdictions prior to the Reorganization. Subsequent to the Reorganization, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes. For the year ended December 31, 2021, the Company recorded a $17.4 million adjustment to additional paid-in capital related to the Reorganization representing FS Arhaus, Inc.’s investment in LLC. The tax investment amount changed as a result of LLC’s federal tax filing in 2022, therefore the Company recorded a return-to-provision adjustment of $1.3 million to additional paid-in capital for the period ending September 30, 2022.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023, a new 1% excise tax on stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. While these tax law changes have no immediate

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate their impact as further information becomes available.
As of September 30, 2022, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2017 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of September 30, 2022, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

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
The following discussion contains references to the nine and three months ended September 30, 2022 and 2021, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the nine and three months ended September 30, 2022 and 2021, respectively.
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
We have one reportable segment as of September 30, 2022. At September 30, 2022, we operated 80 Showrooms, 67 with in-home interior designers. At December 31, 2021, we operated 79 Showrooms, 58 with in-home interior designers.

	September 30, 2022	December 31, 2021
Traditional showrooms	72	71
Design Studios	5	5
Outlets	3	3
Total Showroom locations	80	79
Total square footage (in thousands)	1,294	1,288
For the nine months ended September 30, 2022, we generated $872.6 million of net revenue, $367.0 million of gross margin and $89.6 million of net and comprehensive income. For the three months ended September 30, 2022, we generated $320.0 million of net revenue, $136.3 million of gross margin and $36.9 million of net and comprehensive income.
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
EBITDA. We define EBITDA as consolidated net income before depreciation and amortization, interest expense, net and income tax expense.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
(In thousands)	2022	2021	2022	2021
Net and comprehensive income	$89,633	$30,276	$36,936	$14,228
Interest expense, net	3,367	4,091	751	1,365
Income tax expense	27,851	1,704	9,568	500
Depreciation and amortization	18,319	17,206	6,324	8,297
EBITDA	139,170	53,277	53,579	24,390
Equity based compensation	2,613	1,135	1,224	708
Derivative expense (1)	—	29,905	—	100
Other expenses (2)	6,567	5,806	1,909	5,188
Adjusted EBITDA	$148,350	$90,123	$56,712	$30,386

(1)We repaid our term loan in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. The Company used a portion of the net proceeds from the IPO to pay the derivative liability on November 8, 2021.
(2)Other expenses represent costs and investments not indicative of ongoing business performance, such as third-party consulting costs, one-time project start-up costs, severance, signing bonuses, recruiting and project-based strategic initiatives. For the nine and three months ended September 30, 2022, these other expenses consisted largely of $4.6 million and $1.6 million of costs related to the opening and set-up of our Dallas distribution center, respectively. For the nine and three months ended September 30, 2021, other expenses consisted primarily of $5.0 million and $3.5 million of costs related to the Reorganization and IPO and $1.5 million and $0.5 million of severance, signing bonuses and recruiting costs, respectively.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense and net revenue to the Company. In the nine months ended September 30, 2022, we opened three Showrooms and closed two Showrooms. Of the two Showroom closures in the nine months ended September 30, 2022, one was related to a relocation. In 2021, we opened ten Showrooms and closed five Showrooms. Of the five Showroom closures in 2021, three were related to relocations in 2021.

Financing Transactions
We repaid our Term Loan in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. The exit fee, which was payable in cash at the time the IPO was consummated, was calculated as 4% of the total equity value of the Company, based on the valuation determined in connection with the IPO, which valuation included, among other factors, (a) the IPO price, plus (b) cash, minus (c) any outstanding indebtedness, minus (d) transaction expenses, minus (e) the equity value of the preferred equity interests of LLC and all subsidiaries received on the closing date of the term loan, minus (f) the value of management incentive units in effect on the closing date of the term loan or issued after the closing date pursuant to management incentive plans in existence on the closing date. For the nine and three months ended September 30, 2021, the derivative expense related to the change in fair value of the exit fee was $29.9 million and $0.1 million, respectively. The Company used a portion of the net proceeds from the IPO to pay the derivative liability of $64.1 million in full on November 8, 2021.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.
Statement of Condensed Consolidated Comprehensive Income Data:

	Nine months ended September 30,		Three months ended September 30,
(In thousands)	2022	2021	2022	2021
Net revenue	$872,595	$558,690	$320,030	$203,333
Cost of goods sold	505,561	325,710	183,739	118,522
Gross margin	367,034	232,980	136,291	84,811
Selling, general and administrative expenses	246,767	196,443	89,145	68,266
Loss on disposal of assets	—	466	—	452
Income from operations	120,267	36,071	47,146	16,093
Interest expense, net	3,367	4,091	751	1,365
Other income	(584)	—	(109)	—
Income before taxes	117,484	31,980	46,504	14,728
Income tax expense	27,851	1,704	9,568	500
Net and comprehensive income	$89,633	$30,276	$36,936	$14,228
Less: Net income attributable to noncontrolling interest	—	17,499	—	8,231
Net and comprehensive income attributable to Arhaus, Inc.	$89,633	$12,777	$36,936	$5,997

Other Operational Data:

	Nine months ended September 30,		Three months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net revenue	$872,595	$558,690	$320,030	$203,333
Comparable growth	53.5%	56.0%	54.3%	61.3%
Demand comparable growth	15.1%	58.4%	15.8%	28.3%
Gross margin as a % of net revenue	42.1%	41.7%	42.6%	41.7%
Selling, general and administrative expenses as a % of net revenue	28.3%	35.2%	27.9%	33.6%
Income from operations as a % of net revenue	13.8%	6.5%	14.7%	7.9%
Net and comprehensive income	$89,633	$30,276	$36,936	$14,228
Net and comprehensive income as a % of net revenue	10.3%	5.4%	11.5%	7.0%
Adjusted EBITDA(1)	$148,350	$90,123	$56,712	$30,386
Adjusted EBITDA as a % of net revenue	17.0%	16.1%	17.7%	14.9%
Total Showrooms at end of period	80	77	80	77

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the nine months ended September 30, 2022 and 2021
Net Revenue
Net revenue increased $313.9 million, or 56.2%, to $872.6 million in the nine months ended September 30, 2022 compared to $558.7 million in the nine months ended September 30, 2021. The increase was driven primarily by increased demand for our products in both Showrooms and eCommerce, as well as elements of our supply chain continuing to catch up with client demand.
Comparable growth was 53.5% in the nine months ended September 30, 2022 compared to 56.0% in the nine months ended September 30, 2021. Demand comparable growth was 15.1% in the nine months ended September 30, 2022 compared to 58.4% in the nine months ended September 30, 2021. Demand comparable growth for the nine months ended September 30, 2021 was positively impacted by Showroom closures in 2020 as a result of the COVID-19 pandemic.
Gross Margin
Gross margin increased $134.1 million, or 57.5%, to $367.0 million in the nine months ended September 30, 2022 compared to $233.0 million in the nine months ended September 30, 2021. Gross margin improvement was driven by the increase in net revenue, partially offset by increased variable expense related to the higher revenue, including $115.5 million of higher product costs, $38.0 million of increased transportation costs and $13.8 million of increased variable rent expense, in addition to $6.3 million of higher credit card fees related to higher demand during these time periods.
As a percentage of net revenue, gross margin increased 40 basis points to 42.1% of net revenue in the nine months ended September 30, 2022 compared to 41.7% of net revenue in the nine months ended September 30, 2021. The gross margin increase as a percentage of net revenue was primarily the result of leverage on fixed Showroom costs over higher net revenue, contributing 260 basis points to the gross margin improvement. This was partially offset by higher variable Showroom costs and transportation costs, which together increased 240 basis points as a percentage of net revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $50.3 million, or 25.6%, to $246.8 million in the nine months ended September 30, 2022 compared to $196.4 million in the nine months ended September 30, 2021.

The increase in SG&A expenses was primarily driven by a $33.2 million increase in warehouse expenses, a $26.1 million increase in corporate expenses to support the growth of the business, a $9.8 million increase in selling expenses related to new showrooms and higher demand and an $8.4 million increase in new public company costs. This was partially offset by the non-recurrence of the derivative expense in the prior year related to the change in the fair value of the Term Loan exit fee of $29.9 million.
As a percentage of net revenue, SG&A expenses decreased 690 basis points to 28.3% of net revenue in the nine months ended September 30, 2022 compared to 35.2% of net revenue in the nine months ended September 30, 2021.
Interest expense, net
Interest expense, net decreased $0.7 million to $3.4 million in the nine months ended September 30, 2022 compared to $4.1 million in the nine months ended September 30, 2021. The decrease was driven by interest income earned on money market fund investments of $0.6 million.
Income Taxes
Income tax expense was $27.9 million in the nine months ended September 30, 2022 compared to $1.7 million in the nine months ended September 30, 2021. Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of LLC. Income tax expense included state and local taxes in certain jurisdictions prior to the Reorganization. Subsequent to the Reorganization, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
Net and Comprehensive Income
Net and comprehensive income increased $59.4 million to $89.6 million in the nine months ended September 30, 2022 compared to $30.3 million in the nine months ended September 30, 2021. The increase was driven by the factors described above.
Comparison of the three months ended September 30, 2022 and 2021
Net Revenue
Net revenue increased $116.7 million, or 57.4%, to $320.0 million in the three months ended September 30, 2022 compared to $203.3 million in the three months ended September 30, 2021. Net revenue was driven by increased demand for our products in both Showrooms and eCommerce, as well as elements of our supply chain continuing to catch up with client demand.
Comparable growth was 54.3% in the three months ended September 30, 2022 compared to 61.3% in the three months ended September 30, 2021. Demand comparable growth was 15.8% in the three months ended September 30, 2022 compared to 28.3% in the three months ended September 30, 2021.
Gross Margin
Gross margin increased $51.5 million, or 60.7%, to $136.3 million in the three months ended September 30, 2022 compared to $84.8 million in the three months ended September 30, 2021. Gross margin improvement was driven by the increase in net revenue, partially offset by increased variable expense related to the higher revenue, including $42.7 million of higher product costs, $12.6 million of increased transportation costs and $5.4 million of increased variable rent expense, in addition to $2.3 million of higher credit card fees related to higher demand during these time periods.
As a percentage of net revenue, gross margin increased 90 basis points to 42.6% of net revenue in the three months ended September 30, 2022 compared to 41.7% of net revenue in the three months ended September 30, 2021. The gross margin increase as a percentage of net revenue was primarily the result of leverage on fixed Showroom costs over higher net revenue, contributing 240 basis points to the gross margin improvement. This was partially offset by higher variable Showroom costs and transportation costs, which together increased 190 basis points as a percentage of net revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $20.9 million, or 30.6%, to $89.1 million in the three months ended September 30, 2022 compared to $68.3 million in the three months ended September 30, 2021.

The increase in SG&A expenses was primarily driven by a $9.1 million increase in corporate expenses to support the growth of the business, $7.7 million increase in warehouse expenses and a $2.1 million increase in new public company costs.
As a percentage of net revenue, SG&A expenses decreased 570 basis points to 27.9% of net revenue in the three months ended September 30, 2022 compared to 33.6% of net revenue in the three months ended September 30, 2021.
Interest expense, net
Interest expense, net decreased $0.6 million to $0.8 million in the three months ended September 30, 2022 compared to $1.4 million in the three months ended September 30, 2021. The decrease was driven by interest income earned on money market fund investments of $0.6 million.
Income taxes
Income taxes were $9.6 million in the three months ended September 30, 2022 compared to $0.5 million in the three months ended September 30, 2021. Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of LLC. Income tax expense included state and local taxes in certain jurisdictions prior to the Reorganization. Subsequent to the Reorganization, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
Net and Comprehensive Income
Net and comprehensive income increased $22.7 million to $36.9 million in the three months ended September 30, 2022 compared to $14.2 million in the three months ended September 30, 2021. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of September 30, 2022, we had cash and cash equivalents of $145.7 million.
In November 2021, we entered into the 2021 Credit Facility with Bank of America, N.A. and the lenders party thereto. The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility is $50.0 million, which may be increased pursuant to the terms of the 2021 Credit Facility. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio. At September 30, 2022, we had no borrowings on the 2021 Credit Facility.
For the nine months ended September 30, 2022, our principal sources of liquidity were cash flows from operations, including client deposits. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
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
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$58,237	$141,190
Net cash used in investing activities	(36,950)	(29,533)
Net cash used in financing activities	(113)	(20,321)
Net increase in cash, cash equivalents and restricted cash equivalents	$21,174	$91,336
Net cash provided by operating activities
Comparison of the nine months ended September 30, 2022 and 2021
Net cash provided by operating activities was $58.2 million in the nine months ended September 30, 2022 compared to $141.2 million net cash provided by operating activities in the nine months ended September 30, 2021. The decrease in our net cash provided by operating activities in the nine months ended September 30, 2022 was impacted by several factors: lower change in client deposits from improved delivery of backlog orders and lower demand comparable growth of 15.1% versus demand comparable growth of 58.4% in the nine months ended September 30, 2021; higher inventory levels related to strong demand; and higher non-cash items in the current period. The non-cash items include the amortization of operating lease assets and lease incentives, interest and deferred tax assets that were partially offset by the non-recurring derivative expense in the prior year related to the change in the fair value of the Term Loan exit fee, which reduced our net income without any corresponding adverse impact to our cash generation. These items were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include strategic investments made by the Company.
Comparison of the nine months ended September 30, 2022 and 2021
For the nine months ended September 30, 2022, net cash used in investing activities was $37.0 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
For the nine months ended September 30, 2021, net cash used in investing activities was $29.5 million primarily due to investments in Showrooms, information technology and systems infrastructure, and supply chain expansion.
Historical capital expenditures are summarized as follows:

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash used in investing activities	$36,950	$29,533
Less: Landlord contributions	11,373	11,140
Total capital expenditures, net of landlord contributions	$25,577	$18,393
Total capital expenditures, net of landlord contributions increased by $7.2 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was related to our new facilities in Dallas and North Carolina, the opening of new Showrooms and information technology and systems infrastructure upgrades.

We anticipate our total company funded capital expenditures to be between $40 million and $50 million in fiscal year 2022, primarily related to the expansion of our Boston Heights distribution center and the opening of our North Carolina and Dallas distribution centers, the opening of new Showrooms, and information technology and systems infrastructure upgrades.
Net cash used in financing activities
Financing activities consist primarily of principal payments on our finance leases and distributions to the shareholders and noncontrolling interest holders of LLC.
Comparison of the nine months ended September 30, 2022 and 2021
For the nine months ended September 30, 2022, net cash used in financing activities was $0.1 million due to principal payments on finance leases.
For the nine months ended September 30, 2021, net cash used in financing activities was $20.3 million, which related to $12.4 million of shareholder distributions and $7.9 million of tax distributions to the noncontrolling interest holders of LLC.
Off-Balance Sheet Transactions
As of September 30, 2022, we have no material off-balance sheet arrangements.
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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the nine and three months ended September 30, 2022 and 2021, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of September 30, 2022, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2022. Based on their evaluation as of September 30, 2022, the CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Based upon that evaluation, our CEO and CFO identified four material weaknesses in our internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
Other than as described above with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1	Form of Notice of Award (Restricted Stock Unit and Performance Share Unit)	June 30, 2022 Form 10-Q, Exhibit 10.1

10.2	Form of Performance Share Unit Award Agreement	Filed herewith

10.3	Form of Restricted Stock Unit Award Agreement	Filed herewith

10.4	Form of Director Restricted Stock Unit Award Agreement	Filed herewith

10.5	Employment Letter (Tim Kuckelman)	Filed herewith

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022

ARHAUS, INC.

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)