Form 10-K
period 2022-12-31
Arhaus, Inc.
filed 2023-03-09
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes   ☐     No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

Based on the closing sales price as reported on The Nasdaq Global Select Market on June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $91.0 million.

As of February 28, 2023, the registrant had 52,947,617 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this 10-K. This Annual Report on Form 10-K (the “Annual Report” or “10-K”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
•Our ability to manage and maintain the growth rate of our business;
•Our ability to obtain quality merchandise in sufficient quantities;
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
•Our reliance on third-party transportation carriers and risks associated with freight and transportation costs;
•The COVID-19 pandemic and its effect on our business; and
•Compliance with SEC rules and regulations as a public reporting company.
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

Part I
Item 1. Business
Overview
Founded in 1986 by John Reed, our current Chief Executive Officer (“CEO”) and his father, Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a rapidly growing lifestyle brand and omni-channel retailer of premium home furnishings. We were founded on a simple idea: furniture should be responsibly sourced, lovingly made and built to last. Today, we partner with artisans around the world who share our vision, creating beautiful, premium and heirloom-quality home furnishings that clients can use for generations. On November 4, 2021, the Company completed its initial public offering (“IPO”) of its Class A common stock, which is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “ARHS.”
Our vertical model, consisting of our design and product development teams, upholstery manufacturing capabilities, direct vendor sourcing, and direct-to-consumer selling, allows us to offer a differentiated approach to furniture and décor. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings.
Based on third-party reports and publicly available data, we estimate the U.S. premium home furnishing market is approximately $100 billion, with the potential to grow at a compounded annual growth rate, or CAGR, of approximately 6% between 2022 and 2025. This attractive market is highly fragmented, served by many small independent furniture stores, which favorably positions us to grow profitably and gain market share. We believe we are well positioned within this market due to our unique approach, momentum, scale and growth strategies.
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
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our national omni-channel business positions our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2022, we operated 81 Showrooms, 65 with in-home interior designers. Our Showrooms span 29 states and consist of 72 traditional showrooms, 6 Design Studios and 3 Outlets.
Our business witnessed strong performance over the last three years. Our net revenue was $1,228.9 million, $796.9 million, and $507.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Demand comparable growth was 13.8%, 45.3%, and 24.7% in the years ended December 31, 2022, 2021 and 2020, respectively. Comparable growth was 51.6%, 51.0% and 0.9% in the years ended December 31, 2022, 2021 and 2020, respectively. Our long-standing direct sourcing partnerships were a significant contributor to our success, as many of our vendors increased capacity to help facilitate our net revenue growth. We benefited from these important, long-term relationships as our vendors worked with us to help meet the unprecedented increase in client demand and significant backlog.
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
Highly Experiential Omni-Channel Approach
We strive to offer our products to our clients via our omni-channel approach and operate our business in a channel agnostic way. Leveraging our proprietary data and technology, we are able to meet our clients wherever they want to shop, whether online or in one of our 81 Showrooms. Our product development and omni-channel go-to-market capabilities, together with our fully integrated infrastructure and significant scale, enable us to offer a compelling combination of design, quality and value that we believe provides an unmatched experience.
Showroom. Our theater-like Showrooms, which average approximately 16,100 square feet, act as an exceptionally strong brand-building tool and drive significant traffic. Our Showrooms provide clients with an unparalleled experience, conveying our livable luxury concept designed to showcase product. Our highly trained and creative visual managers walk the floors daily to determine new ways to visually optimize and maximize the appeal and inspirational nature of our Showrooms. In addition to visual managers, we also employ enthusiastic and knowledgeable sales associates that fully engage our clients and provide expert service and advice.
eCommerce. Our online capabilities are a critical entry point into our ecosystem, providing our clients research and discovery tools and allowing them to begin or complete transactions online. Our online design services professionals and virtual tools complement our eCommerce platform by engaging clients and providing them with expert design advice and capabilities. Driven by investment in our digital platform, we believe we can increase our eCommerce penetration over time, accelerating growth and allowing clients to transact when, where and how they choose.
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
In-home Designer Services. We welcome all clients to use our complimentary in-home designer services with no appointment required. Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce platform to drive client conversion, order size and overall experience. In-home designer services provide a more personalized client experience and since 2017 have produced average order values (AOVs) over three times that of a standard order. Clients that engage with our in-home designer services program exhibit a significantly higher repurchase rate, with approximately 40% making five or more purchases throughout their client lifetime. As of December 31, 2022, we had 84 in-home designers in 65 Showrooms compared to 54 in-home designers in 45 Showrooms as of December 31, 2020.
Strong Direct Global Sourcing Relationships
Our direct global sourcing relationships allow us to provide superior quality, differentiated customization and attractive value. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2022, can only be purchased from Arhaus. Coupled with our direct global sourcing network, we maintain highly adept in-house product design and development experts that partner with our vendors to innovate and create highly customized offerings.
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
Enhance Digital Marketing Capabilities. Digital advertising, search, on-site offerings, and social media engagement are important branding and advertising vehicles. Using these engagement methods within our omni-channel model contributes significantly to our brand awareness, evidenced by approximately 80% of our eCommerce demand originating within 50 miles of a Showroom. We believe that continued investment in brand marketing, data-led insights and effective consumer targeting will expand and strengthen our client reach.
Grow eCommerce Platform. eCommerce represents our fastest growing channel, with net revenue increasing by approximately 43% in 2022 compared to 2021. We believe recent growth is related to our new website launched in the fourth quarter of 2021, our enhanced marketing efforts, attractive product assortment and improving brand awareness. We believe our digital platform provides clients with a convenient way to interact with our brand and full product assortment. Our eCommerce platform enables our clients to shop anywhere at any time and begin or complete transactions online. Our new website creates a more interactive process through the use of virtual shopping tools that allow clients to visualize our products in their homes. Our website is key to our omni-channel model and helps drive Showroom traffic, increases client engagement and streamlines product feedback, which ultimately results in client conversion.
Optimize Product Assortment. We continue building our product assortment to attract new clients and encourage repeat purchases from existing clients. We plan to expand our product portfolio across select categories and to continue to refine our existing product offering with new designs, materials, fabrics and colors to capture constantly evolving trends and client preferences.
Expand our Showroom Base and Capture Market Share
We have a Showroom presence in all four major geographic regions, and our top 10 Showrooms by net revenue are located in 9 different states. We have a significant whitespace opportunity both in existing and new markets. We have built a comprehensive and sophisticated infrastructure which we believe can support approximately 90 incremental Showrooms in over 40 new metropolitan statistical areas across the United States, 27 of which are currently in our pipeline. Our long-term plan anticipates opening between five to seven new Showrooms each year for the foreseeable future.
We employ a data-driven, thorough process to select and develop new Showroom locations. In selecting new locations, we evaluate data on specific market characteristics, demographics, client penetration and growth, along with considering the brand impact and opportunity of specific sites. In addition to our current Showroom model, our Design Studio format (approximately 5,000 sq. ft.) is an extension of our in-home design services and carries a highly curated product selection in smaller, attractive markets.
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
We are also investing in Showroom technology, including the installation of touch screen TVs and other augmented reality tools to enhance the client experience. Our new Design Studio format, which also leverages these state-of-the-art tools, has experienced overwhelmingly positive client receptivity, with the new format outperforming our expectations. We see tremendous growth potential across our omni-channel platform by increasing our ability to make data-driven decisions and maintaining a comprehensive focus on the client journey. We will continue to innovate and invest in value-added digital and technological capabilities across our omni-channel footprint.
Leverage Investments to Grow Net Revenue and Enhance Margins
We have the opportunity to further drive net revenue and enhance operating margins by continuing to focus on our distribution efficiency and manufacturing capacity.
Enhanced Distribution Efficiency and Capacity. We have made, and will continue to make, investments in our infrastructure including our distribution network, IT capabilities and geographic footprint to improve operational efficiency and ready our platform for the next stage of growth. Our existing distribution center and corporate office in Ohio was expanded by approximately 229,500 square feet in 2022. Our new North Carolina facility opened in December 2021 and has approximately 307,000 square feet of distribution capacity. Furthermore, our new Texas distribution center, opened in July 2022, added approximately 800,700 square feet. The additional distribution centers will help streamline shipping times and further support our rapidly growing demand and footprint.
Increasing Domestic Manufacturing Capacity. Our new North Carolina facility doubled our in-house upholstery manufacturing capacity, improved our production efficiency and increased production square footage from 150,000 to 190,000.
Our Industry and Market Opportunity
We operate within the approximately $400 billion U.S. home furnishings and décor market. We primarily compete in the large, growing and highly fragmented premium segment of this market, which we estimate accounts for approximately $100 billion of the total market based on third-party estimates of retail sales in 2022, publicly available industry data and our internal research. We believe that the premium segment has a potential CAGR of approximately 6% between 2022 and 2025.
Our Products, Sourcing and Product Development
We are a lifestyle brand and omni-channel retailer of premium home furnishings focused on providing livable luxury to clients. Our unique concept is dedicated to bringing clients heirloom quality, artisan-made furniture and décor. We travel the globe gathering inspiration for and curating our collection, as well as selecting vendors that provide quality materials and artisan craftsmanship. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2022, can only be purchased from Arhaus. We offer a wide range of product categories designed to be used and enjoyed throughout the home, including furniture, outdoor, lighting, textiles, and décor.
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

Many of our products are conceived of, and developed by, our in-house design team of over 40 highly skilled and experienced members. We have and will continue to significantly invest in our product development capabilities, including key strategic hires made over the past few years. We believe these investments will allow us to enhance our competitive advantages of offering clients premium quality and customized product at a compelling value and ultimately drive net revenue growth.
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
We have a diversified base of over 400 vendors, and our top 10 vendors represent approximately 60% of our net revenue. Only one of our vendors accounts for more than 10% of our net revenue, and one other vendor accounts for more than 5% of net revenue. In 2022, approximately 40% of our net revenues and products were produced or sourced from vendors located in the U.S.
In addition to product design and development, we have upholstery manufacturing capabilities which allow us to create intricate, high quality products at attractive prices and margins. Our ability to innovate, curate products, categories, and services, then rapidly scale across our fully integrated omni-channel infrastructure is a powerful platform for continued long-term growth. Our vertical model and direct sourcing furnish clients with superior quality products and compelling value at attractive profit margins. We reported gross margin as a percent of net revenue of 42.7%, 41.4% and 39.3% for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Showrooms
As of December 31, 2022, we operated 81 Showrooms in 29 states. Our Showroom composition includes 72 traditional showrooms, 6 Design Studios and 3 Outlets. Our average Showroom size is approximately 16,100 square feet. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our Showrooms convey our carefully curated, livable luxury concept in a tangible format designed to showcase product in fully appointed rooms and to help clients reimagine their homes. Each Showroom may vary in product display and design elements depending on regional factors influencing client design preferences. Our Showroom layouts are constantly updated as our highly trained and creative visual managers determine new ways to optimize and maximize the appeal and inspirational nature of our Showrooms. Through our investment in technology, including the installation of touch screen TVs and other augmented reality tools, our seasoned sales associates provide valued insight and advice to our client base that drive significant client engagement. Our sales associates earn commissions, which can comprise a significant portion of their compensation.
The following lists the number of Showrooms in each U.S. state where we operate as of December 31, 2022:

Locations	Showrooms	Locations	Showrooms
Alabama	1	Minnesota	1
Arizona	2	Missouri	1
California	6	New Hampshire	1
Colorado	5	New Jersey	5
Connecticut	1	New York	3
Florida	7	North Carolina	2
Georgia	2	Ohio	9
Illinois	4	Pennsylvania	3
Indiana	1	South Carolina	1
Kansas	1	Tennessee	1
Kentucky	2	Texas	6
Louisiana	1	Utah	1
Maryland	4	Virginia	4
Massachusetts	2	Wisconsin	1
Michigan	3
The following lists the composition of our Showrooms as of:

	December 31, 2022	December 31, 2021
Traditional showrooms	72	71
Design Studios	6	5
Outlets	3	3
Total Showrooms	81	79
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
In-home Designer Services
Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce platform to drive client conversion, order size and overall experience. Our in-home designer services provide a more personalized client experience and, since 2017, have produced AOVs over three times that of a standard order. We welcome all clients to use our complimentary in-home designer services with no appointment required. Clients that engage with our in-home designer services program exhibit a significantly higher repurchase rate, with approximately 40% of those clients making five or more purchases throughout their client lifetime. As of December 31, 2022, we had 84 in-home designers in 65 Showrooms compared to 54 in-home designers in 45 Showrooms as of December 31, 2020.

Real Estate Strategy
Our Showrooms have historically been in high traffic locations, and we favor top tier locations near luxury and contemporary retailers that we believe are consistent with our target clients’ demographic and shopping preferences.
From January 1, 2021 to December 31, 2022, we successfully opened or relocated 14 new Showrooms in 14 markets, including 10 new markets. Our recent Showroom growth is summarized in the following table:

	December 31, 2022	December 31, 2021
Showrooms open at beginning of period	79	74
Showrooms opened (1)	4	10
Showrooms closed for relocations	(1)	(3)
Showrooms closed permanently	(1)	(2)
Showrooms open at end of period	81	79

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Based on recently commissioned studies and surveys conducted on our behalf, we believe there is potential to more than double our current Showroom base to over 165 locations in both new and existing markets. Illustrated by the success of our geographically diverse Showroom footprint, our omni-channel model has performed well in every region of the country, across retail formats and across market sizes. At December 31, 2022, our top 10 Showrooms by net revenue are located in 9 different states, and our model has proven successful in a variety of markets and economic cycles. Our goal is to open an average of five to seven new Showrooms per year for the foreseeable future, which indicates we could fulfill the whitespace potential within the next 15 years. We are disciplined in our approach to opening Showrooms in top tier locations and expect to continue our prudent approach as we continue to grow our Showroom footprint.
Distribution and Delivery
We manage the distribution and delivery of our products through our distribution centers in Boston Heights, Ohio, Dallas, Texas and Conover, North Carolina. Additionally, we partner with third-party vendors to provide home delivery services to our clients. These distribution centers serve all of our channels. Our Boston Heights, Ohio facility is approximately 1,003,500 square feet after our expansion, approximately 900,000 square feet of this facility is dedicated to distribution (the remainder serves as our corporate headquarters). Our Dallas, Texas facility is approximately 800,700 square feet and is managed by a third party. Our facility in North Carolina has approximately 497,000 square feet of space, with approximately 307,000 square feet dedicated to distribution.
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
Competition
The U.S. home furnishings and décor market is highly fragmented and competitive with approximately 22,000 retail establishments as of 2021, according to Bureau of Labor Statistics. We compete with national, regional and local home furnishing retailers, department stores, mail-order catalogs, online retailers focused on home furnishings, interior design trade and specialty showrooms, antique dealers and other merchants that provide unique items and custom-designed product offerings.
We believe we compete primarily on the basis of our design, quality and value. Our vertical model and deep network of direct sourcing relationships allow us to bring to market higher quality products at more competitive price points than our competitors. We believe our distinctive brand based on livable luxury, our strong direct global sourcing relationships, and our highly experiential omni-channel approach allow us to compete effectively and differentiate ourselves from competitors.
Intellectual Property
Our intellectual property has significant value and we vigorously protect it against infringement. The “Arhaus®,” “Arhaus Furniture®,” “Arhaus the Loft®,” “Arhaus Your Home®” and “Arhaus Table®” trademarks are registered in the United States Patent and Trademark Office. The “Arhaus®” trademark is also registered with the China National Intellectual Property Administration (CNIPA) and the Canadian Intellectual Property Office. Our trademark registrations are valid and subsisting and are renewable at the end of their term, except for “Arhaus Table®” which is scheduled to expire on July 28, 2025. In addition, we own the domain names “arhaus.com,” “arhaus.net,” and “arhausfurniture.com.” These domain names are renewable.
Human Capital
As of December 31, 2022, we had approximately 2,120 employees and 60 temporary employees, including approximately 130 part-time employees. As of that date, approximately 870 of our employees were based in our Showrooms, 500 of our employees were based in our distribution centers, 250 of our employees were based in our manufacturing facility, and 560 of our employees were based in our corporate headquarters. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relationship with our employees is positive.
We are currently managed by a group of experienced senior executives, including our Founder, Chairman and CEO, John Reed, and other key team members with substantial knowledge and understanding of the Company and the industry sector in which we operate. Our success and future growth depend largely upon the continued services of our management team, as well as our qualified associates across all parts of our organization, including our Showrooms, distribution centers and manufacturing facilities, many of whom have been promoted from within Arhaus.
Response to COVID-19 Pandemic
We remain focused on protecting our employees against COVID-19 and ensuring a healthy work environment. Our business leaders manage items such as developing health and safety protocols, responding to health and safety issues, interpreting government orders, and securing personal protective equipment as necessary as the pandemic evolves. We developed a comprehensive handbook to set and communicate work procedures necessary to facilitate COVID-19 health and safety measures, including proper social distancing during periods of high infection rates. When employees test positive for COVID-19, we follow adopted procedures including enhanced disinfecting that targets applicable areas. The affected employee is required to observe a quarantine period, monitor symptoms, and follow medical guidance prior to returning to work.
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
We are also subject to certain reporting and labeling requirements under California’s Proposition 65, officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986. Proposition 65 requires manufacturers, distributors, vendors, and retailers of a consumer product in California that contains certain listed chemicals to provide consumers with a clear and reasonable warning if exposure to that listed chemical poses a certain level of risk to the consumer. We have taken measures to comply with the requirements of Proposition 65, but there is no guarantee that we will not be subject to fines, penalties, and lawsuits and complaints in the future.
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
•disruption in our receiving and distribution system or increased costs as a result of our recently opened distribution and manufacturing centers
•cybersecurity risks and costs associated with credit card fraud, identity theft and business interruption could result in unexpected expenses and loss of revenue;
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
•increased commodity prices or increased freight and transportation costs;
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
We may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue to expand our operating and retail infrastructure, including adding new Showrooms, increasing sales and marketing efforts, growing our eCommerce platform, enhancing our omni-channel capabilities, expanding into new geographies, developing new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be costlier than we expect, and we cannot guarantee that we will be able to increase our net revenue to offset our operating expenses. Our net revenue growth may slow or our net revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, temporary and lasting impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to maintain profitability.

We have experienced fluctuations in the growth rate of our business and our high rates of growth in terms of revenue, earnings and margins may not be sustained in future time periods.
Historically we have experienced fluctuations in the quarterly growth rate of our business. We may continue to experience fluctuations in our quarterly growth rate and financial performance. We are currently engaged in a number of initiatives to support the growth of our business which may result in costs and delays which may negatively affect our gross margin in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of the realization of the costs and benefits of such initiatives.
Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as the initial periods of significant economic uncertainty and reduced economic activity as a result of the COVID-19 pandemic as well as slowdowns in the housing market. In addition, our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit. In particular, our business performance is linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate are expected to have an impact on the strength of our business in those local markets, including with respect to the volatility in consumer demand and sentiment as the COVID-19 pandemic and its related impacts continue to evolve. Our business trends are frequently correlated closely with conditions in financial markets including the stock market. The global economic environment is currently in a period of widespread uncertainty as governments and central banks continue to respond to the impact of COVID-19, supply chain issues, and raising inflation on business conditions. In the event that equity and credit markets experience volatility and disruption, consumer demand for our product and our results of operations may be adversely affected.
In addition, our rates of revenue growth have fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including:
•the overall economic and general retail sales environment, including the effects of uncertainty relating to the COVID-19 pandemic or its related impacts on consumer spending, such as inflation and increased interest rates;
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
•promotional events by us or our competitors;
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
Our business model includes offering exclusively designed, high-quality products, and we purchase the vast majority of our merchandise from a number of third-party vendors. Although we do not rely on one or a small group of vendors for a majority of our products, and we have longstanding relationships with many of our vendors, some vendors are the sole sources for particular products, and we may be dependent on particular vendors that produce popular items, and may not be able to easily find another source if a vendor discontinued selling to us. For example, we purchased upholstery products representing approximately 15% of our total net revenue in 2022 from McCreary Modern, Inc. If any of our vendors, including our significant or sole-source vendors, were unable or unwilling to continue to sell us product, we may be unable to replace quickly or effectively the products sold to us by such vendor, or do so on similar or favorable terms, which could have an adverse impact on our business.
Many of our products are produced by artisans, specialty vendors and other vendors that are small and may be undercapitalized, unable to scale production or have limited production capacity, and we have from time to time in prior periods, including the COVID-19 pandemic, experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits, including production and shipping delays related to the COVID-19 pandemic, in our vendor base. In addition, the expansion of our business into new markets or new product introductions could put pressure on our ability to source sufficient quantities of our products from such vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. Even if we do identify such new vendors, we may experience product shortages, client backorders and delays as we transition our product requirements to incorporate alternative vendors. Our relationship with any new vendor would be subject to the same or similar risks as those of our existing vendors.
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
Disruption in our receiving and distribution system or increased costs as a result of our recently opened distribution and manufacturing centers could adversely affect our business.
We opened our second distribution center in Conover, NC during the fourth quarter of 2021 and our third distribution center in Dallas, Texas during 2022. We may not accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. We also may not realize all of the expected benefits of increased efficiency and capacity from the opening of these additional distribution centers, and we may experience increased costs in connection with our new distribution centers that we have not previously considered.
Any disruptions in our receiving and distribution system or increased costs as a result of our new distribution centers could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We are subject to import and other international risks as a result of our reliance on foreign manufacturers and vendors to supply a significant portion of our merchandise.
Although our Showrooms are based solely in the United States, we rely on foreign manufacturers and vendors to supply a significant portion of our merchandise. Approximately 60% of our net revenue was generated from sales of products from vendors in foreign locations such as Italy, Mexico and Southeast Asia during 2022. Our significant international supply chain increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions, political instability, international conflicts, acts of terrorism, natural disasters, epidemics (including the COVID-19 pandemic), transportation delays, dock strikes, inefficient freight requirements, restrictive actions by foreign governments, changes in foreign laws, trade policy and regulations affecting exports, or changes in U.S. laws, trade policy and regulations affecting imports or domestic distribution.
All of our products manufactured overseas and imported into the United States are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties or tariffs, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our vendors are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The U.S. government has enacted certain tariffs and proposed additional tariffs on many items sourced from China, including certain furniture, furniture parts, and raw materials for domestic furniture manufacturing products imported into the United States. Although we have not historically purchased a significant amount of product from China, we may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our clients or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
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
Moreover, as we target consumers of high-end home furnishings for our products, our sales are particularly affected by the financial health of higher-end consumers and demand levels from that consumer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower-end housing versus higher-end consumers. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher-end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher-end real estate markets in the United States, the number of second and third homes being sold, stock market volatility and illiquid market conditions, global economic uncertainty, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns in light of improvements relating to the COVID-19 pandemic may also have an impact on consumer spending in the high-end housing market. Further, in recent periods the stock market has experienced significant volatility as well as periods of significant decline, and rising house prices have dampened. Continued increases in interest rates may further dampen growth in the U.S. housing market and may depress consumer optimism about the U.S. housing market and home buying in the higher-end of the housing market. We believe that our client purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have been correlated with a reduction in client demand for our products.
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
We rely upon, and have contracts with, third-party carriers to transport products from our vendors and to our distribution centers, third-party warehouses and Showrooms for delivery to our clients. As a result of our dependence on third-party providers, we are subject to risks, including labor disputes, union organizing activity, adverse weather, natural disasters, climate change, the closure of our carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, outbreaks of disease (such as the COVID-19 pandemic) or other factors affecting such carriers’ ability to provide delivery services and meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. Due to the outbreak of the COVID-19 pandemic, our third-party providers have experienced transportation disruptions and restrictions, labor shortages, vessel schedule changes, congestion and delays at ports, and a shortage of shipping containers needed to ship our products, which have adversely impacted our inventory levels and resulted in a high number of client backorders. Failure to deliver merchandise in a timely and effective manner could cause clients to cancel their orders and could damage our brand and reputation, which could have a material adverse effect on our business, financial condition, operating results and prospects. Our reputation for providing a high level of client service is dependent on such third-party transportation providers delivering our product shipments in a timely manner. Further, in the event of delays by a third-party carrier, we may have to transition to a different third-party carrier, and such transition can take months to effectuate. In addition, fuel costs have been volatile, and transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
Increased commodity prices or increased freight and transportation costs could adversely affect our results of operations.
Our operating results are significantly affected by changes in product costs due to commodity cost increases or inflation, including with respect to freight and transportation costs. Prices of certain commodities used in our merchandise, such as petroleum, resin, copper, steel, cotton and lumber, are subject to fluctuation arising from changes in currency exchange rates, tariffs and trade restrictions and labor, fuel, freight and other transportation costs. In recent years, we have faced significant inflationary pressure on freight costs, which were heightened by tariff-related shipment surges and port congestion.
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
If we are unable to effectively manage our inventory levels and the responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within our distribution centers, our business and operating results may be harmed. For example, we experienced elevated levels of demand for many of our products, and as a result, encountered delays in fulfilling this demand and replenishing to appropriate inventory levels. Furthermore, demand for our products is influenced by certain factors, like the popularity of certain Showroom aesthetics, cultural and demographic trends, marketing and advertising expenditures, and general economic conditions, all of which can change rapidly and result in a quick shift in consumer demand. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the consumer tastes for each of our target consumer demographics. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market or to constraints in our supply chain if our vendors do not have the capacity to handle elevated levels of demand for part or all of our orders or could experience delays in production for our products. If we misjudge either the market for our merchandise or our clients’ purchasing habits or we experience continued or lengthy delays in fulfilling client demand, our clients could shop with our competitors instead of us, which could harm our business. Additionally, much of our merchandise requires that we provide vendors with significant ordering lead times and we may not be able to source sufficient inventory if demand for a product is greater than anticipated. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our Outlets or other liquidation channels at prices that are significantly lower than our retail prices, any of which would negatively impact our business and operating results. The inability to respond quickly to market changes could have an impact on our expected growth potential and the growth potential of the market.
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
During the course of the COVID-19 pandemic, public health officials and other governmental authorities imposed and may impose new mitigation measures, regulations and requirements to address the spread of COVID-19. Public health officials and other governmental authorities also imposed directives and may impose additional directives that could require changes in our business practices. The scope and duration of these mitigation measures and directives continue to evolve throughout the course of the COVID-19 pandemic. Depending on the future course of COVID-19 and further outbreaks, we may experience further restrictions and temporary closures of our Showrooms and Outlets. Although we experienced strong demand for our products during 2020 and 2021, some of the demand may have been driven by stay-at-home restrictions that were in place throughout many parts of the United States. The exact effect of changes to these stay-at-home restrictions cannot be predicted with certainty.
Although we continued to serve our clients and operate our business throughout the COVID-19 pandemic, there can be no assurance that future outbreaks will not have an effect on our business, results of operations or financial condition because the extent and duration of the health crisis still remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including further outbreaks and new strains or variants of COVID-19, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 or similar outbreaks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of COVID-19, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.

Due to COVID-19, we have experienced, and may continue to experience, constraints in our merchandise supply chain, which have resulted in delays in the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty.
Further, we continue to address the effects of COVID-19 on our business with respect to real estate development and the introduction of new Showrooms. A range of factors involved in the development of new Showrooms may continue to be affected by the impacts of COVID-19, including delays in construction, permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties, including landlords and other real estate counterparties, may be adversely affected by the impacts of COVID-19. Actions taken by federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the impacts from COVID-19, may require changes to our real estate strategy and related capital expenditure. We may also continue to be required to make lease payments in whole or in part for our Showrooms that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19 or similar outbreaks, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.
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
To the extent COVID-19 or other outbreaks adversely affects our business, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
During the course of preparing for our IPO, we identified material weaknesses in our ICFR as described below and these material weaknesses remained outstanding as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
•Lastly, we did not design and maintain effective controls over information technology (“IT”), general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
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
Our headquarters and a primary distribution center are located outside of Cleveland, Ohio. We also have distribution centers in North Carolina and Texas. Any extreme weather, natural or man-made disasters, catastrophic events, terrorism, blackouts, widespread illness (such as the COVID-19 pandemic) or unfavorable regional economic conditions could materially adversely affect our business. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions.
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
We are currently managed by a group of experienced senior executives, including our Founder and CEO, John Reed, and other key team members with substantial knowledge and understanding of the industry sector in which we operate. Our success and future growth depend largely upon the continued services of our management team. If, for any reason, our executives do not continue to be active in management, or we lose such persons, or other key team members, or we fail to identify and/or recruit for current or future positions of need, our business, financial condition or results of operations could be adversely affected.
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
As of December 31, 2022, we had 81 Showrooms, including three Outlet stores, in 29 states in the United States. A major part of our organic growth strategy consists of increasing our Showroom base. Such large-scale projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. We have experienced and are experiencing some delays in certain projects on account of the COVID-19 pandemic’s impact on business conditions and may experience similar delays in the future due to COVID-19 or other similar outbreaks of infectious diseases. There can be no assurance that we will succeed in opening additional Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.

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
In addition, once our new Showrooms are opened, we may not be able to achieve our targeted increase in revenue or targeted operating and financial metrics at such Showrooms, or it may take longer than anticipated to do so. Accordingly, there can be no assurance that we will be able to achieve our growth targets by successfully implementing our growth strategy. Such risks, in addition to difficulties or delays in obtaining any required licenses and permits, unavailability of desired Showroom locations, delays in the acquisition or opening of new Showrooms, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new Showroom locations or a lack of client acceptance of Showrooms in new market areas, could lead to significant costs and delays and may negatively impact our new Showroom growth, the profitability associated with new Showrooms and our future financial performance.
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
The home furnishings sector is highly competitive. We compete with the interior design trade and specialty Showrooms, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings. We also compete with national and regional home furnishing retailers and department Showrooms, including RH, Room & Board, Serena and Lily and Pottery Barn. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain although some of these digital offerings have gained market share primarily in areas outside the luxury end of the market.
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
We collect deposits from our clients at the time of purchase and in advance of delivering products, and as of December 31, 2022, we had approximately $203 million in client deposits. If there were disruptions in the financial markets or economy that led to significant client order cancellations, there can be no assurance that we will have the cash or cash equivalents to refund all client deposits for cancelled orders. If we are unable to refund client deposits or use our client deposits as a source of funding for our operating activities, our reputation and brand may be damaged and our funding costs may increase, which would have a material adverse effect on our business, financial results and condition.
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
Our eCommerce channel currently represents approximately 17% of total net revenue in 2022. We believe eCommerce offers a significant growth opportunity and our strategy includes investment in and expansion of our digital platform and eCommerce channel. The success of our eCommerce business depends, in part, on third parties and factors over which we have limited control. We must continuously respond to changing consumer preferences and buying trends relating to eCommerce usage, including an emphasis on mobile eCommerce. Our success in eCommerce has been strengthened in part by our ability to leverage the information we have on our clients to infer client interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
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
No company can be entirely free of vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, and obtain information or data change continuously. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. We collect, process and store certain personal information and other data relating to individuals, such as our clients, artisan partners, and employees. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We and our vendors have been the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors have and in the future may suffer a security incident, which allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access, to sabotage systems, and to obtain personal information, confidential information, or other data change continuously and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing costs associated with the detection and prevention of cyber threats.
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
In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive client information through a compromised network at the acquired entity level, or by permitting an unauthorized party to access our system. If an unauthorized party is able to circumvent our security measures, it could destroy or steal valuable information or disrupt our operations.
Any successful breaches or attempted intrusions of our information systems could result in increased costs and potential reputational damage, which could materially adversely affect our reputation, business, financial condition, and results of operations. Additionally, in order for our business to function successfully, we and other vendors and third parties must be able to handle and transmit confidential and personal information securely, including in client orders placed through our website and the success of our eCommerce operations depends on the secure transmission of confidential and personal information over public networks, including the use of cashless payments. That information includes data about our clients as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. If our systems, or those of our third party service providers, are damaged, misappropriated, interrupted or subject to unauthorized access, information about our clients, vendors or workforce could be stolen or misused. Any failure on the part of us or our third party service providers to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our third party service providers) and the misappropriation of confidential and personal information, could result in business disruption, misdirected payments, loss of company intellectual property, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees, consumers and customers and cause other competitive disadvantages.

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
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, and claims that a buyer did not authorize a purchase. In addition, as part of the payment processing process, our client’s credit and debit card information is transmitted to our third-party payment processors, and we may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our client’s credit or debit card information if the security of our third-party credit card payment processors are breached. Furthermore, if we do not secure our online eCommerce platform or in-store card acceptance mechanisms, customer credit card information could be obtained by an unauthorized third party.
Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase.
We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our buyers and sellers in addition to the consequences that could arise from such action or inaction violating or being alleged to violate applicable laws, regulations, contractual obligations or other obligations, including those relating to privacy, data protection and data security as outlined above, including harm to our reputation and market position. Any of these could have an adverse impact on our business, results of operations, financial condition and prospects. Our failure to adequately prevent fraudulent transactions could damage our reputation and market position, result in claims, litigation or regulatory investigations and proceedings or lead to expenses that could harm our business, results of operations and financial condition.
We are required to comply with payment card network operating rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.
Because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), or the PCI Standard mandated by the card brands and administered by the Payment Card Industry Security Standards Council (“PCI SSC”), with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential issues and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, results of operations and financial condition. PCI SSC released PCI DSS v.4 on March 31, 2022. While there is a two year transition period to allow organizations time to plan for and implement the changes to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.

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
There is an increasing focus from certain investors, clients and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations. There are a number of constituencies that are involved in a range of ESG issues including investors, special interest groups, public and consumer interest groups and third party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to ESG, which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect client perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.
Risks Related to Our Indebtedness
We are party to a revolving credit facility that contains covenants, which may restrict our current and future operations and could adversely affect our ability to execute our business needs.
Our $75 million revolving credit facility that is subject to a borrowing base availability calculation, or the Revolving Credit Facility, with Bank of America, N.A., as administrative agent, and the lenders party thereto, contains restrictive covenants that limit our ability to, among other things, incur certain additional indebtedness, make certain investments, merge, dissolve, liquidate or consolidate all or substantially all of our assets, make certain dispositions or restricted payments, enter into certain transactions with affiliates or make certain amendments to our organizational documents. The terms of the Revolving Credit Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. Further, complying with these covenants could make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against our competitors who may not be subject to such restrictions. In addition, we may not be able to generate sufficient cash flow to meet the financial covenants or pay the principal or interest thereunder.
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
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting power with John Reed, (our “Founder”) and (i) the Reed 2013 Generation Skipping Trust, which is an irrevocable trust and of which Messrs. Adams and Beargie are trustees and (ii) the 2018 Reed Dynasty Trust, which is an irrevocable trust and of which Messrs. Adams and Beargie are trustees (collectively, “ the Founder Family Trusts”), which gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders under our certificate of incorporation and applicable law or stock exchange rules, and their interests may conflict with ours or those of our stockholders.

Each share of our Class B common stock entitles its holders to ten votes per share on all matters presented to our stockholders generally, while each share of our Class A common stock entitles its holders to one vote per share on all matters presented to our stockholders generally. Our Founder and (i) the John P. Reed Trust dated 4/29/1985, as amended, of which Mr. Reed is trustee, (ii) the Reed 2013 Generation Skipping Trust, of which Messrs. Adams and Beargie are trustees, (iii) The John P. Reed 2019 GRAT, of which Mr. Reed is trustee, and (iv) the 2018 Reed Dynasty Trust, of which Messrs. Adams and Beargie are trustees (collectively, “the Class B Trusts”) control the voting power of all of the outstanding Class B common stock. As of February 15, 2023, our Founder beneficially holds approximately 32.18% of our outstanding capital stock and controls approximately 48.79% of the voting power of our outstanding capital stock. As of February 15, 2023, the Founder Family Trusts beneficially hold approximately 30.01% of our outstanding capital stock and control approximately 45.49% of the voting power of our outstanding capital stock. The current independent co-trustees of the Founder Family Trusts, Albert Adams and Bill Beargie, are also directors of the Company. Our Founder does not have the right to direct or control the voting of the shares of Class B common stock that are held by the Founder Family Trusts, and the independent co-trustees have sole voting and dispositive power over the Class B common stock held by the Founder Family Trusts. However, our Founder is the settlor of the Founder Family Trusts and is related to a majority of the beneficiaries of the Founder Family Trusts, and his views may be taken into account by the co-trustees and others related to the Founder Family Trusts.
Further, there is an investor rights agreement that contains agreements among FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., (“the Freeman Spogli Funds”), the Founder and the Class B Trusts with respect to the voting on the election of directors and board committee membership. Other than the investor rights agreement, we are not aware of any other voting agreement among the Class B Trusts and/or our Founder, but if such a voting agreement or similar arrangement exists or were to be consummated, or if all or some of the Class B Trusts and our Founder were to act in concert, our Founder and the Class B Trusts would have the ability to control our management and affairs and determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock, and would be able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of any sale of the Company and might ultimately affect the market price of our Class A common stock. Accordingly, our Founder and the Class B Trusts may approve transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, to exclude companies with multiple classes of shares of common stock. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock has and may continue to prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. In addition, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price for our Class A common stock could be adversely affected.
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
If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our Class A common stock adversely, our stock price and trading volume could decline.
The trading market for our Class A common stock is and will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or describe us or our business in a negative manner, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, the price of our Class A common stock could decline.
The market price, trading volume and marketability of our class A common stock may be significantly affected by numerous factors, some of which are beyond our control.
The market price and trading volume of our class A common stock may fluctuate and/or decline significantly. Many factors that are beyond our control may materially adversely affect the market price of our Class A common stock and the marketability of our Class A common stock. These factors include, but are not limited to, the following:
•macroeconomic conditions, including inflation and factors affecting the housing market;
•the failure of securities analysts to continue to cover our common stock or changes in financial estimates or recommendations by analysts;
•changes in market valuation or earnings of our competitors;
•actual or anticipated variations in our annual or quarterly results of our operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•significant volatility in the market price and trading volume of securities of companies in the retail and consumer goods sectors in which our business operates, which may not be related to the operating performance of these companies and which may not reflect the performance of our business;
•changes in preferences of our customers;
•announcements of new products, significant price reductions or promotions by us or our competitors;
•share transactions by principal stockholders;
•stock price performance of our competitors;
•market price and volume fluctuations in the stock market generally;
•actual or anticipated negative earnings or other announcements by us or other retail companies;
•downgrades in our credit ratings or the credit ratings of our competitors; and

•natural or man-made disasters or other similar events including health issues such as COVID-19; and
•global economic, legal and regulatory changes unrelated to our performance.
In addition to market and industry factors, the price and trading volume for our Class A common stock may be highly volatile for factors that are specific to our company. These factors include, but are not limited to, our low public float, and that we have a controlling shareholder.
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
Two of our ten directors are affiliated with Freeman Spogli & Co., or Freeman Spogli, and, as of February 15, 2023, Freeman Spogli affiliated entities own approximately 21.79% of the outstanding common stock and 3.30% voting power of the Company. These persons have fiduciary duties to both us and Freeman Spogli. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to Freeman Spogli or certain related parties or any of our directors who are employees of Freeman Spogli or its affiliates such that Freeman Spogli and its affiliates will be permitted to invest in competing businesses or do business with our customers. Under the amended and restated certificate of incorporation, subject to the limitations set forth therein, Freeman Spogli is not required to tell us about a corporate opportunity, may pursue that opportunity for itself or it may direct that opportunity to another person without liability to our stockholders. To the extent they invest in such other businesses, Freeman Spogli may have differing interests than our other stockholders.

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
•the last day of the fiscal year in which we have $1.235 billion or more in annual revenue;
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
Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock. In the aggregate, as of February 15, 2023, our Founder beneficially owns 45,078,259 shares of our Class B common stock, and the Founder Family Trusts, in the aggregate, beneficially own 42,037,341 shares of Class B common stock, representing all of the outstanding shares of Class B common stock. The shares of Class B common stock beneficially owned by our Founder represent approximately 48.78% of our total voting power. The shares of Class B common stock beneficially owned by the Founder Family Trusts represent, in the aggregate, approximately 45.49% of our total voting power. Furthermore, two Freeman Spogli affiliated entities, FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., own 29,280,391 and 1,243,811 shares of Class A common stock, respectively.
Any potential sale, disposition or distribution of our common stock or the perception that such sale, disposition or distribution could occur, could adversely affect prevailing market prices of our Class A common stock.
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
As a public reporting company, we are subject to the Nasdaq rules and the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can evaluate the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting in future periods. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting when required, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. See Item 9A Controls and Procedures, for management’s annual report on internal control over financial reporting as of December 31, 2022.
We have and expect to continue to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.
We incur significant costs as a result of operating as a public company.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters and primary distribution center are located at 51 E. Hines Hill Road, Boston Heights, Ohio, just outside of Cleveland, Ohio. We believe that our current headquarters and facilities are well maintained. The following table sets forth the location, use and size of our corporate, distribution, manufacturing and warehouse facilities as of December 31, 2022:

Location	Use	Approximate Square Footage
Boston Heights, Ohio(1)	Corporate headquarters and distribution center	1,003,500
Conover, North Carolina(1)	Distribution center and manufacturing facility	497,000
Dallas, Texas(1)	Distribution center	800,700
Walton Hills, Ohio(1)	Warehouse	235,900
Showrooms, Design Studios and Outlets(1)(2)	Retail	1,307,900

(1) See Note 6 - Leases to our Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) We lease our Showrooms, Design Studios and Outlets in multiple locations across 29 states.
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
Holders of Record
As of February 28, 2023, there were 154 stockholders of record of our Class A common stock and 4 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or other nominees. The number of holders of record presented here also does not include beneficial stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the Dow Jones U.S. Furnishings Index. The graph assumes $100 was invested in our Class A common stock at the market close on November 4, 2021, which was the first day our Class A common stock began trading, and its relative performance is tracked through December 31, 2022. The graph uses the closing market price on November 4, 2021 of $12.80 per share as the initial value of our Class A common stock. Data for the Nasdaq Global Composite Index and Dow Jones U.S. Furnishings Index assumes reinvestment of dividends. The performance shown in the graph below is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Class A common stock.
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

$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
11/4/2021
11/30/2021
12/31/2021
03/30/22
06/30/22
09/30/22
12/31/22
ARHS
Nasdaq Composite Index
Dow Jones U.S. Furnishings Index

Recent Sales of Unregistered Securities and Use of Proceeds
None.
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
This discussion and analysis addresses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions regarding our financial condition and results of operations for 2021 compared to 2020 not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
Arhaus is a rapidly growing lifestyle brand and premium retailer in the U.S. home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, décor, and outdoor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and vendors with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our direct sourcing network consists of more than 400 vendors, some of whom we have had relationships with since our founding. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our national omni-channel business positions our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2022, we operated 81 Showrooms, 65 with in-home interior designers. Our Showrooms span 29 states and consist of 72 traditional showrooms, 6 Design Studios and 3 Outlets.
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
Overall Economic Trends. The industry in which we operate is cyclical. Consequently, our net revenue is affected by general economic conditions including conditions that affect the housing market and economic factors including the health and volatility of the stock market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, and that our sales are particularly affected by the health of the higher end consumer and demand levels from that consumer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, new household formation and the affordability of homes for first time home buyers, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, the number of second and third homes being purchased and sold, tax policies, interest rates, and perceived capital appreciation prospects in higher end real estate. Shifts in consumption patterns may continue to have an impact on consumer spending in the U.S. premium home furnishings market. In the past, we have experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods.
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
Our Strategic Initiatives. We are in the process of implementing a number of business initiatives that have had, and will continue to have, an impact on our results of operations. These initiatives include expanding our Showroom footprint, enhancing our digital marketing capabilities and eCommerce platform, optimizing our product assortment and expanding our supply chain infrastructure. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the near term and may amplify fluctuations in our growth rates from quarter to quarter.
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
For example, our large catalogs in January and September may drive higher demand in those two months than in other months in the year. Variable expenses related to demand will also be higher in those months. Net revenue related to demand is recorded in later months, depending on when the client obtains control of the merchandise. Working capital needed to finance our operations typically reaches the highest levels when we increase our inventory in preparation for new product launches and to fulfill demand driven by catalog releases.
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
While we have been able to serve our clients and operate our business through the COVID-19 pandemic, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the pandemic remains uncertain. Future adverse developments in connection with the COVID-19 pandemic, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 pandemic, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand into net revenue at normal historical rates. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions cannot be predicted with certainty.
Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions and closures of our Showrooms and Outlet stores. Although we experienced strong demand for our products, some of the demand may have been driven by consumers reinvesting in their homes and furnishings as they spent more time at home due to the pandemic. The exact impact that COVID-19 will have on future consumer behavior and related demand for our products cannot be predicted with certainty.
How We Assess the Performance of Our Business
In addition to U.S. GAAP results, this 10-K contains references to the non-GAAP financial measures below. We use these non-GAAP measures to help assess the performance of our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with U.S. GAAP, we believe that providing these non-GAAP financial measures are useful to our investors as they present an informative supplemental view of our results from period-to-period by removing the effect of non-recurring items.
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
Comparable Growth. Comparable growth is the year-over-year percentage change of the dollar value of orders delivered (based on purchase price), net of the dollar value of returns (based on amount credited to client), from comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 15 consecutive months, which enables management to view the performance of those Showrooms without the dollar value of orders delivered for new Showrooms being included. Comparable Showrooms are defined as permanent Showrooms open for at least 15 consecutive months, including relocations in the same market. Showrooms record demand immediately upon opening, while orders delivered take additional time because product must be delivered to the client. Comparable Showrooms that were temporarily closed during portions of 2021 were not excluded from the comparable Showroom calculation. The dollar value of orders delivered for Outlet comparable locations is included.
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
Showroom Data. As of December 31, 2022 and 2021, we operated the following:

	December 31, 2022	December 31, 2021
Traditional	72	71
Design Studios	6	5
Outlet	3	3
Total Showrooms	81	79

Total Square Footage (in thousands)	1,308	1,288
Showrooms with in-home designers	65	58
States where we operate	29	28
Gross Margin. Gross margin is equal to our net revenue less cost of goods sold. Cost of goods sold includes the direct cost of purchased merchandise, inventory shrinkage, inbound freight, all freight costs to get merchandise to our Showrooms, credit card fees, design, buying and allocation costs, our supply chain, such as product development and sourcing, occupancy costs related to Showroom operations, such as rent and common area maintenance for our leases, depreciation and amortization of leasehold improvements, equipment and other assets in our Showrooms. In addition, cost of goods sold includes all logistics costs associated with shipping product to our clients, partially offset by delivery fees collected from clients (recorded in net revenue on the consolidated statements of comprehensive income).
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.
EBITDA. We define EBITDA as consolidated net income before depreciation and amortization, interest expense, net and income tax expense (benefit).
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
The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Year Ended
(In thousands)	2022	2021
Net income	$136,634	$36,932
Interest expense, net	3,387	5,432
Income tax expense (benefit)	45,944	(10,144)
Depreciation and amortization	24,901	23,922
EBITDA	210,866	56,142
Equity based compensation(1)	4,288	9,147
Loss on extinguishment of debt	—	1,450
Derivative expense(2)	—	44,544
Other expenses(3)	7,382	11,609
Adjusted EBITDA	$222,536	$122,892

(1) Equity based compensation represents compensation expense for equity awards provided to employees and compensation expense related to John Reed’s one-time transfer of Class A Common stock to certain long-tenured employees in 2021. Refer to Notes 8 — Mezzanine Equity and Stockholders’/Members’ Equity (Deficit) and 9 — Equity Based Compensation for additional discussion of each expense.
(2) We repaid a term loan from a prior credit facility (“Term Loan”) in full on December 28, 2020. The derivative expense relates to the change in the fair value of the exit fee at the end of each reporting period. See Note 5 — Long-Term Debt for additional discussion of the exit fee.
(3) Other expenses represent costs and investments not indicative of ongoing business performance, such as third-party consulting costs, one-time project start-up costs, one-time costs related to the Reorganization and IPO, severance, signing bonuses, recruiting and project-based strategic initiatives. For the year ended December 31, 2022, these other expenses consisted largely of $5.0 million of costs related to the opening and set-up of our Dallas distribution center and $1.6 million of severance, signing bonuses and recruiting costs. For the year ended December 31, 2021, these other expenses consisted primarily of $9.7 million of costs related to the Reorganization and IPO and $2.1 million of severance, signing bonuses and recruiting costs.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. From January 1, 2021 to December 31, 2022, we successfully opened or relocated 14 new Showrooms in 14 markets, including 10 new markets. Our recent Showroom growth is summarized in the following table:

	December 31, 2022	December 31, 2021
Showrooms open at beginning of period	79	74
Showrooms opened (1)	4	10
Showrooms closed for relocations	(1)	(3)
Showrooms closed permanently	(1)	(2)
Showrooms open at end of period	81	79

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Financing Transactions
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company it would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value. The exit fee was treated as a derivative and adjusted to fair value each reporting period. In connection with the

Company’s IPO the fair value of the exit fee was determined to be $64.1 million and was paid by the Company in November 2021, using proceeds from the IPO. The Company recorded $44.5 million and $17.9 million of derivative expense for the years ended December 31, 2021 and 2020, respectively in selling, general and administrative expenses within the consolidated statements of comprehensive income.
Incremental Public Company Costs
As a result of the IPO and Reorganization in November 2021, the Company incurred one-time costs of $9.7 million included within the SG&A expenses line item on the consolidated statements of comprehensive income for the year ended December 31, 2021. The Company expects to incur additional costs in future years in order to comply with public company requirements including incremental insurance, accounting and legal expense as well as costs required to comply with the Sarbanes-Oxley Act.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes.
Statement of Consolidated Comprehensive Income Data:

	Year Ended
(In thousands)	2022	2021
Net revenue	$1,228,928	$796,922
Cost of goods sold	703,869	466,989
Gross margin	525,059	329,933
Selling, general and administrative expenses	340,388	296,117
Loss on disposal of assets	—	466
Income from operations	184,671	33,350
Interest expense, net	3,387	5,432
Loss on extinguishment of debt	—	1,450
Other income	(1,294)	(320)
Income before taxes	182,578	26,788
Income tax expense (benefit)	45,944	(10,144)
Net and comprehensive income	$136,634	$36,932
Less: Net income attributable to noncontrolling interest	—	15,815
Net and comprehensive income attributable to Company	$136,634	$21,117
Other Operational Data:

	Year Ended
(Dollars in thousands)	2022	2021
Net revenue	$1,228,928	$796,922
Comparable growth	51.6%	51.0%
Demand comparable growth	13.8%	45.3%
Gross margin as a % of net revenue	42.7%	41.4%
Selling, general and administrative expenses as a % of net revenue	27.7%	37.2%
Income from operations as a % of net revenue	15.0%	4.2%
Net and comprehensive income	$136,634	$36,932
Net and comprehensive income as a % of net revenue	11.1%	4.6%
Adjusted EBITDA(1)	$222,536	$122,892
Adjusted EBITDA as a % of net revenue	18.1%	15.4%
Total Showrooms at end of period	81	79

(1) See “How We Assess the Performance of Our Business” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income.

Comparison of the Years Ended December 31, 2022 and December 31, 2021
Net Revenue
Net revenue increased $432.0 million, or 54.2%, to $1,228.9 million in 2022 compared to $796.9 million in 2021. The increase in net revenue was driven by increased demand for our product in our Retail and eCommerce sales channels, as well as elements of our supply chain continuing to catch up with client demand.
Comparable growth was 51.6% in 2022 compared to 51.0% in 2021. Demand comparable growth was 13.8% in 2022 compared to 45.3% in 2021. Demand comparable growth for the year ended December 31, 2021 was positively impacted as compared to the prior year because of Showroom closures in 2020 as a result of the COVID-19 pandemic.
Gross Margin
Gross margin increased $195.1 million, or 59.1%, to $525.1 million in 2022 compared to $329.9 million in 2021. Gross margin improvement was driven by the increase in net revenue, partially offset by increased variable expense related to the higher revenue, including $151.5 million of higher product costs, $51.2 million of increased transportation costs and $17.4 million of increased variable rent expense, in addition to $8.2 million of higher credit card fees related to higher demand and $5.3 million of increased fixed Showroom costs during these time periods.
As a percentage of net revenue, gross margin increased 130 basis points to 42.7% of net revenue in 2022 compared to 41.4% of net revenue in 2021. The gross margin increase as a percentage of net revenue was primarily the result of leverage on fixed Showroom costs over higher net revenue and favorable product costs, contributing 230 and 50 basis points to the gross margin improvement, respectively. This was partially offset by higher variable Showroom costs and transportation costs, which together increased 200 basis points as a percentage of revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $44.3 million, or 15.0%, to $340.4 million in 2022 compared to $296.1 million in 2021. The increase in SG&A expenses was primarily driven by a $38.8 million increase in warehouse expenses, a $38.3 million increase in corporate expenses to support the growth of the business, a $10.7 million increase in selling expenses primarily related to new showrooms and higher demand and a $9.5 million increase in new public company costs. This was partially offset by the non-recurrence of the derivative expense in the prior year related to the change in the fair value of the Term Loan exit fee of $44.5 million and $9.7 million of one-time costs related to the IPO.
As a percentage of net revenue, selling, general and administrative expenses decreased 950 basis points to 27.7% of net revenue in 2022 compared to 37.2% of net revenue in 2021.
Interest Expense, net
Interest expense decreased $2.0 million to $3.4 million in 2022 compared to $5.4 million in 2021. The decrease was driven by interest income earned on money market fund investments of $1.9 million.
Income Taxes
Income tax expense was $45.9 million in 2022 compared to an income tax benefit of $10.1 million in 2021. Prior to the Reorganization, the Company was a limited liability company under the Internal Revenue Code that had elected to be taxed as a partnership and did not pay federal or most state corporate income taxes on its taxable income, but rather its members were liable for their respective portions of the taxable income (loss) of Arhaus, LLC. Income taxes included state and local tax expense related to certain jurisdictions prior to the Reorganization and the income tax benefit as a result of the Reorganization. Subsequent to the Reorganization, Arhaus, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
Net and Comprehensive Income
Net income increased $99.7 million to $136.6 million in 2022 compared to $36.9 million in 2021. The increase was driven by the factors described above.

Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of December 31, 2022, we had cash and cash equivalents of $145.2 million.
In 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at December 31, 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. At December 31, 2022, we had no borrowings on the 2021 Credit Facility.
For the year ended December 31, 2022, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as supply chain expansion and growth initiatives. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new Showrooms and in 2022, our distribution center footprint expansion was a focus of our capital expenditures. While our capital expenditures vary year to year, they have increased in the past and may continue to increase in future periods as our distribution centers become fully operational and we open additional Showrooms. Our capital expenditures include expenditures related to investing activities and outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New Showrooms may require different levels of capital investment on our part in the future.
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

Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Year Ended
(In thousands)	2022	2021
Net cash provided by operating activities	$74,454	$146,243
Net cash used in investing activities	(52,658)	(47,870)
Net cash used in financing activities	(177)	(31,467)
Net increase in cash, cash equivalents and restricted cash equivalents	$21,619	$66,906
Net cash provided by operating activities
Comparison of the Year Ended December 31, 2022 and December 31, 2021
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For 2022, net cash provided by operating activities was $74.5 million and consisted of net income of $136.6 million and an increase in non-cash items of $80.4 million, which were partially offset by a change in working capital and other activities of $142.5 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $78.1 million, a decrease in client deposits of $62.3 million primarily due to improved delivery of our backlog orders and lower demand comparable growth in 2022, a decrease in operating lease liabilities of $33.7 million primarily due to payments made under the related lease agreements, an increase in accrued expenses of $27.7 million, an increase in accounts payable of $14.0 million and an increase in prepaid and other currents assets of $9.3 million.
For 2021, net cash provided by operating activities was $146.2 million and consisted of net income of $36.9 million, an increase in non-cash items of $62.2 million and an increase in working capital and other activities of $47.1 million. The cash provided by working capital was primarily driven by an increase in client deposits of $110.8 million primarily driven by higher demand comparable growth in 2021, an increase in merchandise inventory of $100.3 million, an increase in accounts payable of $17.6 million and an increase in accrued expenses $17.3 million.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, supply chain investments as well as information technology and systems infrastructure upgrades.
Comparison of the Year Ended December 31, 2022 and December 31, 2021
For 2022, net cash used in investing activities was $52.7 million primarily due to investments in supply chain expansion, Showrooms and information technology and systems infrastructure.
For 2021, net cash used in investing activities was $47.9 million primarily due to investments in Showrooms, information technology and systems infrastructure, supply chain expansion and an airplane purchase.
Historical capital expenditures are summarized as follows:

	Year Ended
(In thousands)	2022	2021
Net cash used in investing activities	$52,658	$47,870
Less: Landlord contributions	16,159	18,052
Total capital expenditures, net of landlord contributions	$36,499	$29,818

Total company funded capital expenditures increased by $6.7 million in 2022 compared to 2021. This increase was primarily related to our new facilities in Texas and North Carolina, our expansion of our Boston Heights distribution center, the opening of new Showrooms and information technology and systems infrastructure upgrades.
Net cash used in financing activities
Comparison of the Year Ended December 31, 2022 and December 31, 2021
For 2022, net cash used in financing activities was $0.2 million, which represents principal payments under finance leases.
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
Off-Balance Sheet Transactions
Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment. We have no material off-balance sheet arrangements as of December 31, 2022.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires that certain estimates and assumptions be made that affect the amounts reported in our consolidated financial statements and related notes, as well as the related disclosures. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements. Information on all of our significant accounting policies can be found in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in our consolidated financial statements.
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
When the Company performs the quantitative test for goodwill, fair values are determined using an equally weighted combination of the discounted cash flow approach (“income approach”) and the guideline public company method (“market approach”). This approach requires the use of significant estimates and assumption including forecasted future cash flows, long-term future growth rates and discount rates. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
Long Lived Assets
The Company evaluates long-lived assets, such as property, furniture and equipment and lease right-of-use assets, or asset groups for impairment whenever events or change in circumstances indicate that the carrying amount of those assets may not be recoverable. Circumstances that may indicate impairment include changes in the assets or asset groups expected use, physical condition, market price, cash flow generation, significant adverse legal events, and any asset or asset group specific events. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. If the sum of the estimated undiscounted future cash flows over the remaining life of the asset are less than the carrying value, the Company will recognize an impairment charge equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows associated with the asset.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements regarding the impact or potential impact of recent accounting pronouncements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the years ended December 31, 2022, 2021 and 2020, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of December 31, 2022, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Arhaus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arhaus, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of changes in mezzanine equity and stockholders’/members’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 9, 2023

We have served as the Company’s auditor since 2018.

Arhaus, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)
December 31, 2022 and 2021

	2022	2021
Assets
Current assets
Cash and cash equivalents	$145,181	$123,777
Restricted cash equivalents	7,346	7,131
Accounts receivable, net	1,734	228
Merchandise inventory, net	286,419	208,343
Prepaid and other current assets	37,371	28,517
Total current assets	478,051	367,996
Operating right-of-use assets	252,055	—
Financing right-of-use assets	38,522	—
Property, furniture and equipment, net	135,066	179,631
Deferred tax asset	16,841	27,684
Goodwill	10,961	10,961
Other noncurrent assets	296	278
Total assets	$931,792	$586,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,636	$51,429
Accrued taxes	12,256	7,302
Accrued wages	20,860	16,524
Accrued other expenses	35,169	61,047
Client deposits	202,587	264,929
Current portion of operating lease liabilities	39,744	—
Current portion of financing lease liabilities	531	—
Total current liabilities	373,783	401,231
Operating lease liabilities, long-term	289,871	—
Financing lease liabilities, long-term	51,835	—
Capital lease obligation	—	50,525
Deferred rent and lease incentives	2,272	63,037
Other long-term liabilities	4,336	1,992
Total liabilities	$722,097	$516,785

Commitments and contingencies (Note 12)

Stockholders' equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 51,437,348 shares issued and outstanding as of December 31, 2022; 50,427,390 shares issued and outstanding as of December 31, 2021 )	$51	$50
Class B shares, par value $0.001 par value per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of December 31, 2022; 86,519,002 shares issued and outstanding as of December 31, 2021 )	87	87
Retained Earnings (Accumulated Deficit)	20,053	(116,581)
Additional Paid-in Capital	189,504	186,209
Total Arhaus, Inc. stockholders' equity	209,695	69,765
Total liabilities and stockholders' equity	$931,792	$586,550
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Net revenue	$1,228,928	$796,922	$507,429
Cost of goods sold	703,869	466,989	307,925
Gross margin	525,059	329,933	199,504
Selling, general and administrative expenses	340,388	296,117	168,616
Loss on disposal of assets	—	466	8
Income from operations	184,671	33,350	30,880
Interest expense, net	3,387	5,432	13,057
Loss on extinguishment of debt	—	1,450	—
Other income	(1,294)	(320)	—
Income before taxes	182,578	26,788	17,823
Income tax expense (benefit)	45,944	(10,144)	783
Net and comprehensive income	$136,634	$36,932	$17,040
Less: Net income attributable to noncontrolling interest	—	15,815	10,958
Net and comprehensive income attributable to Company	136,634	21,117	6,082
Net and comprehensive income attributable to Arhaus, Inc.	$136,634	$21,117	$3,235
Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	138,094,180	116,013,492	112,058,742
Net and comprehensive income per share, basic	$0.99	$0.18	$0.03
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	139,605,550	119,521,442	112,058,742
Net and comprehensive income per share, diluted	$0.98	$0.18	$0.03
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’/Members’ Equity (Deficit)
(In thousands)
Years ended December 31, 2022, 2021 and 2020

	Mezzanine Equity		Common Shares in Homeworks Holdings, Inc.				Common Stock				Stockholders' / Members' Equity (Deficit)
	Class B Preferred		Voting		Non-Voting		Class A		Class B
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' / Members' Equity (Deficit)
Balances as of December 31, 2019	1,250	$18,206	645	$—	4,158	$—	—	$—	—	$—	$(31,657)	$1,367	$(7,710)	$(38,000)
Net income											6,082		10,958	17,040
Tax distribution													(10,937)	(10,937)
Preferred units dividend unpaid		2,847									(2,847)			(2,847)
Preferred units dividend paid		(8,553)												—
Preferred units repayments	(1,250)	(12,500)												—
Equity based compensation												309		309
Repurchase of incentive units												(6)		(6)
Balances as of December 31, 2020	—	$—	645	$—	4,158	$—	—	$—	—	$—	$(28,422)	$1,670	$(7,689)	$(34,441)
Net income											8,028		15,815	23,843
Tax distribution													(7,865)	(7,865)
Shareholder distribution											(12,350)			(12,350)
Equity based compensation												1,367		1,367
Pre-IPO dividend to noncontrolling interests of Arhaus, LLC													(50,659)	(50,659)
Shareholder distributions											(46,528)	(3,037)		(49,565)
Initial public offering less underwriter fees							12,903	13				157,245		157,258
Issuance of Class A and B common stock to vested incentive unit holders of Arhaus, LLC							5,837	6	6,148	6		(12)		—
Non-controlling interest adjustment, in exchange of Class A common stock							31,267	31	1,097	1	(50,398)	(32)	50,398	—
Controlling interest adjustment, in exchange of Class B common stock			(645)		(4,158)				79,695	80		(80)		—
Shareholder capital contribution												3,872		3,872
Balances as of Balances as of November 8, 2021	—	$—	—	$—	—	$—	50,007	$50	86,940	$87	$(129,670)	$160,993	$—	$31,460

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’/Members’ Equity (Deficit) (continued)
(In thousands)
Years ended December 31, 2022, 2021 and 2020

	Mezzanine Equity		Common Shares in Homeworks Holdings, Inc.				Common Stock				Stockholders' / Members' Equity (Deficit)
	Class B Preferred		Voting		Non-Voting		Class A		Class B
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' / Members' Equity (Deficit)
Net income											13,089			13,089
Deferred tax impact of Reorganization from partnership to a corporation												17,436		17,436
Transfer of Class B common stock to Class A common stock for long-tenured employees							421		(421)			7,315		7,315
Equity based compensation												465		465
Balances as of December 31, 2021	—	$—	—	$—	—	$—	50,428	$50	86,519	$87	$(116,581)	$186,209	$—	$69,765
Net income											136,634			136,634
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation												(1,072)		(1,072)
Shareholder capital contribution												80		80
Equity based compensation							1,009	1	597			4,287		4,288
Balances as of December 31, 2022	—	$—	—	$—	—	$—	51,437	$51	87,116	$87	$20,053	$189,504	$—	$209,695
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities
Net income	$136,634	$36,932	$17,040
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,901	23,922	16,957
Amortization of operating lease right-of-use asset	29,052	—	—
Amortization of deferred financing fees, payments-in-kind interest and interest on finance/capital lease in excess of principal paid	12,649	1,734	3,731
Loss on extinguishment of debt	—	1,450	—
Equity based compensation	4,288	6,383	403
Deferred tax assets	9,771	(10,216)	—
Derivative expense associated with Term Loan exit fee	—	44,544	17,928
Loss on disposal of property, furniture and equipment	—	466	8
Amortization and write-off of lease incentives	(304)	(6,112)	(8,034)
Changes in operating assets and liabilities
Accounts receivable	(1,506)	372	(160)
Merchandise inventory	(78,076)	(100,321)	2,049
Prepaid and other current assets	(9,252)	(3,333)	(8,356)
Other noncurrent assets	(77)	(288)	(1,522)
Other noncurrent liabilities	638	493	(1,191)
Accounts payable	14,014	17,595	1,611
Accrued expenses	27,746	17,302	8,305
Operating lease liabilities	(33,682)	—	—
Deferred rent and lease incentives	—	4,518	9,559
Client deposits	(62,342)	110,802	89,934
Net cash provided by operating activities	74,454	146,243	148,262
Cash flows from investing activities
Purchases of property, furniture and equipment	(52,658)	(47,870)	(13,011)
Net cash used in investing activities	(52,658)	(47,870)	(13,011)
Cash flows from financing activities
Proceeds from revolving debt	—	—	30,600
Payments on revolving debt	—	—	(34,600)
Payments on long-term debt	—	—	(36,972)
Payments on fees associated with early extinguishment of debt	—	(609)	—
Repayments of related party notes	—	(1,000)	(19,405)
Proceeds from related party notes	—	1,000	1,155
Payments of debt issuance costs	—	(288)	—
Payments of preferred units dividends	—	—	(8,553)
Preferred units repayments	—	—	(12,500)
Repurchase of incentive units	—	—	(100)
Principal payments under capital leases	—	(107)	—
Principal payments under finance leases	(177)	—	—
Payment of Term Loan exit fee derivative	—	(64,139)	—
Payments of pre-IPO dividend to noncontrolling interests of Arhaus, LLC	—	(50,659)	—
Shareholder distributions	—	(61,915)	—

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Proceeds from capital contribution	—	2,764	—
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting costs	—	157,258	—
Payments of offering costs	—	(5,907)	—
Distributions to noncontrolling interest holders	—	(7,865)	(10,937)
Net cash used in financing activities	(177)	(31,467)	(91,312)
Net increase in cash, cash equivalents and restricted cash equivalents	21,619	66,906	43,939
Cash, cash equivalents and restricted cash equivalents
Beginning of year	130,908	64,002	20,063
End of year	$152,527	$130,908	$64,002

Supplemental disclosure of cash flow information
Interest paid in cash	$5,155	$5,121	$9,295
Interest received in cash	1,373	—	—
Income taxes paid in cash	34,943	1,403	1,304
Noncash operating activities:
Lease incentives	4,312	5,352	5,196
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	3,160	5,968	1,249
Noncash financing activities:
Conversion of units of Arhaus, LLC to shares of Arhaus, Inc.	—	124	—
Contribution of deferred tax asset from wholly owned subsidiary	—	17,436	—
Capital contribution from CEO related to long-tenured employee award	—	4,551	—
Capital contribution from CEO for deferred compensation plan	—	3,872	—
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	(1,072)	—	—
Derecognition of build-to-suit assets as a result of ASC 842 adoption	(31,017)	—	—
Property, furniture and equipment additions due to build-to-suit lease transactions	—	31,017	—
Capital contributions	80	—	—
Capital lease obligation	—	2,591	—
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

1. Nature of Business
Arhaus, Inc (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 81 Showrooms at December 31, 2022.
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
Reorganization and Initial Public Offering
On November 4, 2021, the Company completed its IPO and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. The Company used a portion of the net proceeds to pay the Term Loan exit fee of $64.1 million, as discussed in Note 5 — Long-Term Debt. The remainder of the net proceeds were used for general corporate purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following a pre-IPO payment in the amount of $100.0 million which consisted of a $50.7 million dividend to noncontrolling interests and a $49.3 million distribution to the owners of Homeworks.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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
As a result of the Reorganization, a total of 39,623,041 shares of Class A common stock and 87,536,950 shares of Class B common stock were issued to the former holders of FS Arhaus, the former holders of Homeworks, Reed, the Reed Revocable Trust and the Management Unitholders. Of the total 127,159,991 shares of common stock issued, 2,520,229 shares of Class A common stock and 596,598 shares of Class B common stock issued to Management Unitholders are subject to certain vesting conditions specified in individual award agreements and were issued as restricted stock with the exact time-based vesting provisions as the incentive units that were exchanged for such shares. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and cancelled.
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
While we have been able to serve our clients and operate our business through the COVID-19 pandemic, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the pandemic remains uncertain. Future adverse developments in connection with the COVID-19 pandemic, including additional waves or resurgences of COVID-19 outbreaks, new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 pandemic, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Various constraints in our merchandise supply chain have resulted in delays in our ability to convert demand into net revenue at normal historical rates. We expect that our supply chain may catch up to demand in the foreseeable future, but business circumstances and operational conditions cannot be predicted with certainty.
Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions and closures of our Showrooms and Outlet stores. Although we experienced strong demand for our products, some of the demand may have been driven by consumers reinvesting in their homes and furnishings as they spent more time at home due to the pandemic. The exact impact that COVID-19 will have on future consumer behavior and related demand for our products cannot be predicted with certainty.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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
From time to time, the Company invests in money market funds and other Level 1 cash and cash equivalent investments. For the year ended December 31, 2022, the Company earned $1.9 million in interest income. The Company did not have cash and cash equivalent investments for the years ended December 31, 2021 and 2020. Interest income is included within interest expense, net on our consolidated statements of comprehensive income.
Cash and cash equivalents include $13.0 million and $9.1 million at December 31, 2022 and 2021, respectively, for amounts in-transit from credit card companies since settlement is reasonably assured and not restricted.
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
Accounts Receivable
The Company’s accounts receivables are $1.7 million and $0.2 million, respectively, at December 31, 2022 and 2021, net of allowance for expected credit losses of $0.7 million and $0.2 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.
Revenue Recognition
Net revenue consists of sales to clients, net of returns and discounts. Net revenue and cost of goods sold are recognized when performance obligations under the terms of the contract are satisfied and the control of merchandise has been transferred to a client, which occurs when merchandise is received by our clients. Net revenue from “direct-to-client” and “home-delivered” sales are recognized when the merchandise is delivered to the client. Net revenue from “cash-and-carry” Showroom sales are recognized at the point of sale in the Showroom. Discounts provided to clients are accounted for as a reduction of sales at the point of sale. Sales commissions are incremental costs and are expensed as incurred.
A reserve is recorded for projected merchandise returns based on actual historical return rates. The Company provides an allowance for sales returns based on historical return rates, which is presented on a gross basis. The allowance for sales returns is presented within accrued other expenses and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other current assets on the consolidated balance sheets. Actual merchandise returns are monitored regularly and have not been materially different from the estimates recorded. Merchandise returns are granted for various reasons, including delays in merchandise delivery, merchandise quality issues, client preference and other similar matters. The Company has various return policies for their merchandise, depending on the type of merchandise sold. Returned merchandise often represents merchandise that can be resold. Amounts refunded to clients are generally made by issuing the same payment tender as used in the original purchase. Merchandise exchanges of the same merchandise at the same price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. The allowance for sales returns of

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
$8.3 million and $5.6 million at December 31, 2022 and 2021, respectively, is recorded in the accrued other expenses line item on the consolidated balance sheets.
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
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the client’s purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects that substantially all client deposits as of December 31, 2022 will be recognized within 2023 as the performance obligations are satisfied.
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
Loyalty Reward Program
The Company offers a loyalty reward program for clients who use the Company’s private label credit card to receive rewards based on the client’s merchandise purchases. The liabilities associated with the rewards are established on the consolidated balance sheets when the rewards are issued and are removed from the consolidated balance sheets, either when used by the client or upon expiration (3 months from when the reward is issued). At December 31, 2022 and 2021, outstanding liabilities related to the loyalty reward program of $1.5 million and $1.3 million, respectively, are included within the accrued other expenses line item of the consolidated balance sheets. The Company recognizes expense upon the establishment of the liability.
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
Reserves for shrinkage are estimated and recorded throughout the period as a percentage of current merchandise inventory levels and historical shrinkage results. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of the Company’s annual physical inventory counts. Merchandise inventory includes reserves of $5.7 million and $4.2 million at December 31, 2022 and 2021, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Prepaid and Other Current Assets
Prepaid and other current assets include cash advanced by the Company for leasehold improvements at new (or existing, in some cases) Showroom locations. These amounts represent capital costs associated with opening new Showroom locations, a substantial portion of which is subject to recovery from the lessor upon completion. The amount to be recovered totaled $16.1 million and $11.5 million at December 31, 2022 and 2021, respectively.
Advertising Costs
Except for costs associated with the semi-annual catalogs, the Company expenses advertising costs as incurred. Advertising costs amounted to $38.7 million, $35.9 million and $24.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included within the selling, general and administrative expenses line item on the consolidated statements of comprehensive income. Expense associated with the catalogs are recognized upon the delivery of the catalogs to the carrier.
Lease Accounting
The Company leases real estate for our Showrooms, corporate headquarters, distribution centers, and equipment. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all the economic benefits from the use of that identified asset. Our leases often have the option to renew lease terms, in addition, certain lease agreements may be terminated prior to their original expiration date. The Company assesses these options to determine if we are reasonably certain of exercising them based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company accounts for lease and non-lease components as a single lease component. We determine the lease classification and begin to recognize lease and any related expenses upon the lease’s commencement, which for real estate leases is generally when we take possession or control of the asset.
Lease arrangements may require the landlord to provide tenant allowances for the Company’s real estate leases. Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in operating right-of-use assets on the consolidated balance sheets. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in prepaid and other current assets (to the extent the Company has incurred related capital expenditure for construction costs) on the consolidated balance sheets. After the leased asset is constructed and the lease commences, the tenant allowance is reclassified from other non-current assets to operating right-of-use assets on the consolidated balance sheets, and such allowances are amortized over the lease term.
Lease Classification
Certain of our real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the lease term, incremental borrowing rate and fair value of the leased asset and the economic life of the leased asset. Lease related assets classified as financing leases are included in financing right-of-use assets on the consolidated balance sheets. Financing lease assets and liabilities are recognized at the commencement date of the lease based on the present value of future minimum lease payments. For finance leases, interest expense is presented for the lease liability in the interest expense line item, consistent with how other interest expense is presented. The Company presents amortization of the right-of-use asset in the “depreciation and amortization” expense line item, consistent with presentation of depreciation or amortization of similar assets.
Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating right-of-use assets on the consolidated balance sheets. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. For operating leases, the Company recognizes lease cost on a straight-line basis over the term of the lease.
Lease Payments
The majority of the real estate lease agreements include minimum rent payments which are subject to stated lease escalations over the lease term and eligible renewal periods. These stated fixed payments, through the lease term, are included in our measurement of the lease right-of-use assets and lease liabilities upon lease commencement.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Depending on particular Showroom leases, the Company can also owe variable rental payments if particular Showrooms meet certain sales figures. Due to the variable and unpredictable nature of such payments, the Company does not recognize a lease right-of-use asset and lease liability related to such payments. Estimated variable rental payments are included in accrued expenses on the consolidated balance sheets in the period they are incurred and until such payments are made, and the related lease cost is included in cost of goods sold on the consolidated statements of comprehensive income.
Incremental Borrowing Rate
The discount rate implicit within the finance leases was determined at the time of lease commencement. However, the discount rate implicit within the operating leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its incremental borrowing rate. See Note 6 — Leases for further discussion on how the Company estimated the incremental borrowing rate.
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
Depreciation and amortization expense was $24.9 million, $23.9 million and $17.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
•Overall financial performance;
•Changes in management, key personnel, strategy, or clients; and
•A sustained decrease in share price in either absolute terms or relative to peers.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Under U.S. GAAP, we have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our reporting unit is greater than its carrying value (“Step 0”). The term more likely than not refers to a level of likelihood that is more than 50 percent. If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. We will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
Long-Lived Assets
The Company evaluates long-lived assets, such as property, furniture and equipment and lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Circumstances that may indicate impairment include, but are not limited to:
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
•A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and
•A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
An asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our Showrooms is the individual Showroom level.
In those circumstances that may indicate an impairment, the Company performs an undiscounted cash flow analysis to determine if an impairment exists. If the sum of the estimated undiscounted future cash flows over the remaining life of the asset are less than the carrying value, the Company will recognize an impairment charge equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows associated with the asset.
Based on management’s analysis there were no events or circumstances identified during 2022 or 2021 indicating a potential impairment of any long-lived assets.
Deferred Rent and Lease Incentives
Prior to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, leases that contained fixed escalations of the minimum annual lease payment during the original term of the lease were recognized as rental expense on a straight-line basis over the lease term and recorded the difference between rent expense and the amount currently payable as deferred rent. The Company recorded rental expense during the construction period, as the expected lease term began the date the Company took

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
possession for construction or other purposes. Deferred lease incentives included construction allowances received from landlords, which were amortized on a straight-line basis over the initial lease term, including the construction period.
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
A reconciliation of the changes in our limited merchandise warranty liability were as follows (amounts in thousands):

	2022	2021
Balance as of beginning of period	$4,724	$3,326
Accruals during the period	11,687	7,903
Settlements during the period	(10,036)	(6,505)
Balance as of end of the period (1)	$6,375	$4,724

(1) $3.7 million and $2.7 million were recorded in accrued other expenses at December 31, 2022 and 2021, respectively. The remainder is recorded in other long-term liabilities.
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
The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on subsequent recognition, derecognition, and measurement based on management’s best judgement given the facts, circumstances, and information available at the reporting date. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. At December 31, 2022 and 2021, the Company assessed its income tax positions and concluded that it had no unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of comprehensive income. No such interest and penalties were recorded for the years ended December 31, 2022, 2021 or 2020.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Reorganization, Arhaus, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
The Company is subject to state and local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to state and local tax examinations for the years before 2018.
Cost of Goods Sold
Cost of goods sold includes, but is not limited to, the direct cost of purchased merchandise, inventory shrinkage, inbound freight, all freight costs to get merchandise to our Showrooms, design, buying and allocation costs, our supply chain, such as product development and sourcing, credit card fees, occupancy costs related to Showroom operations, such as rent, property tax and common area maintenance for our leases, depreciation and amortization of leasehold improvements, equipment and other assets in our Showrooms, sourcing related costs, and all logistics costs associated with shipping merchandise to clients.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Marketing primarily includes catalog production, mailing and print advertising costs. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is primarily received by Showroom employees and is not significant in our eCommerce channel. All new Showroom opening expense other than occupancy are included in SG&A expenses and are expensed as incurred.
Gift Cards
The Company sells gift cards to our clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards of $1.0 million and $0.9 million at December 31, 2022 and 2021, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the years ended December 31, 2022, 2021 and 2020, breakage was minimal.
Self-Insurance
We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and number of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $1.0 million and $0.9 million at December 31, 2022 and 2021, respectively, recorded in the accrued other expenses line item of the consolidated balance sheets.
We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities related to workers’ compensation claims of $0.5 million and $0.2 million at December 31, 2022 and 2021, respectively, recorded in the accrued taxes line item of the consolidated balance sheets.
Credit Risk and Concentration Risk
Approximately 13%, 18% and 25% of the Company’s merchandise was purchased from one vendor for the years ended December 31, 2022, 2021 and 2020 respectively.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations, a derivative, and equity based compensation instruments. Due to the short-term maturities of cash and cash

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at December 31, 2022 and 2021. See Note 5 — Long-Term Debt for discussion of our derivative, Note 6 — Leases for discussion of our lease obligations and Note 9 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
Deferred Financing Fees
Debt issuance costs were recorded as part of the establishment of the Company’s financing arrangements (see Note 5 — Long-Term Debt). The debt issuance costs were recorded within the other noncurrent assets line item on the consolidated balance sheets and were amortized as interest expense over the contractual life of the debt structure using the straight-line method, which approximates the effective interest rate method.
Noncontrolling Interest
Noncontrolling interests represent the ownership interests of the Company held by FS Arhaus. The Company identifies its noncontrolling interests separately within the Company’s consolidated statements of changes in mezzanine equity and stockholders’/members’ equity (deficit). The amounts of consolidated net and comprehensive income attributable to the Company and to the noncontrolling interest are presented separately on the Company’s consolidated statements of comprehensive income. As part of the Reorganization, the noncontrolling interest held by FS Arhaus was exchanged for shares of class A common stock. Accordingly, net and comprehensive income attributable to noncontrolling interest shown for 2021 on the consolidated statements of comprehensive income only represents income statement activity until the day of the Reorganization.
Equity Based Compensation
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company to grant stock options (either incentive or non-qualified), stock appreciation rights or SARs, restricted stock, restricted stock units or RSUs, performance shares, performance share units or PSUs and other stock-based awards with respect to our Class A common stock. During the year ended December 31, 2022, the Company granted RSU and PSU awards to certain of the Company’s named executive officers and other key employees under the 2021 Equity Plan. The Company also granted RSU awards to certain members of the Board of Directors. The fair value of each RSU and PSU award is based on the grant date market price and recognizes costs as expense over the vesting period. Forfeitures are accounted for as they occur. See Note 9 — Equity Based Compensation for further discussion on the awards granted under the 2021 Equity Plan.
Prior to the Reorganization, the Company granted incentive units to employees and computed the costs arising from the grants at fair value and recognizes costs as expense over the vesting period for the units. The Company used the Black-Scholes valuation model which requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate to estimate the fair value of its incentive unit arrangements. The Company accounts for forfeitures as they occur. See Note 9 — Equity Based Compensation for further discussion of the incentive unit arrangements.
Net and comprehensive income per share
Basic net and comprehensive income per share is computed as net income attributable to Arhaus, Inc. divided by the weighted-average number of common shares outstanding for the period. Diluted net and comprehensive income per share is computed as

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
net income attributable to Arhaus, Inc. divided by the weighted-average number of common shares outstanding for the period and common share equivalents under equity plans using the treasury stock method. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.
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
New Accounting Standard or Updates
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheets. While it will still be necessary for lessees to distinguish between “operating” and “financing” (formerly known as “capital”) leases, these distinctions will primarily affect how a lessee must recognize expense in its income statement. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2021.
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
As a result, the Company measured the right-of-use asset and lease liability for operating and finance leases as of January 1, 2022, using the remaining portion of the lease term that was determined under ASC 840. The adoption resulted in $242.0 million recognized as total right-of-use assets and $326.5 million recognized as total lease liabilities on our consolidated balance sheets as of January 1, 2022. For certain previous operating and capital leases, we qualified as the deemed owner of the construction project due to our significant involvement during the construction period under build-to-suit lease accounting requirements within ASC 840. As part of our adoption of ASC 842, we derecognized the cost of these construction projects of $31.0 million, which were previously recorded in property, furniture and equipment, net with an offsetting obligation in accrued other expenses on our consolidated balance sheets at December 31, 2021. See Note 6 — Leases for additional information.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after December 15, 2021 for non-public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The Company adopted the standard as of January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
3. Property, Furniture and Equipment
Property, furniture and equipment, net consists of the following at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Leased property under capital lease	$—	$48,303
Leasehold improvements	50,776	42,418
Landlord improvements	150,545	137,106
Furniture and fixtures	6,542	5,411
Computer and equipment	49,091	25,124
Vehicles	9,963	9,229
Build-to-suit properties	—	31,017
Construction in process	8,426	10,457
	275,343	309,065
Less: Accumulated depreciation	(52,514)	(54,054)
Less: Landlord improvement accumulated depreciation	(87,763)	(75,380)
Property, furniture and equipment, net	$135,066	$179,631
4. Goodwill
During 2022, we reviewed Arhaus Consolidated, our one reporting unit’s goodwill for impairment by performing a qualitative assessment in the fourth quarter. Based on the results, it was identified that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed.
During the years ended December 31, 2022 and 2021, there was no change in the recorded goodwill balances and we have not recorded any historical goodwill impairments.

5. Long-Term Debt
The Company’s prior debt structure entered into in 2017 (“Prior Credit Facilities”) included a revolving credit facility of $30.0 million (the “Prior Revolver”) and a term loan of $40.0 million (the “Term Loan”). The Prior Revolver’s availability was limited pursuant to a borrowing base formula based on specified percentages of eligible inventories and accounts receivable. The Company had the option, subject to terms and conditions, to borrow on the Prior Revolver by means of any combination of Base Rate Loans or LIBOR Loans. The Company’s borrowings under the Prior Revolver bore variable interest rates for Base Rate Loans of the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) the LIBOR Rate plus 1.0%, and (d) 4.0% and at LIBOR loans at the LIBOR rate (“LIBOR”) plus the applicable margin (6.25% at December 31, 2019). The Prior Revolver carried a non-use fee of 0.50% per annum. Deferred financing costs related to the Prior Revolver were recorded in other noncurrent assets and were amortized over the term of the debt on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.2 million for the year ended December 31, 2020, and is included in interest expense within the consolidated statements of comprehensive income. The unamortized balance of these loan costs of $0.6 million as of June 25, 2020 were written off to interest expense within the consolidated statements of comprehensive income, as the Company terminated the Prior Revolver and entered in a new credit agreement with new lenders.
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
Deferred financing costs related to the Term Loan were amortized over the term of the Term Loan, on a straight-line basis, which approximated the effective interest method. Amortization expense was $0.6 million for the year ended December 31,

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
2020, and is included in interest expense within the consolidated statements of comprehensive income. On December 28, 2020, in connection with the repayment of the Term Loan, the unamortized balance of these financing costs of $0.7 million were written off to interest expense.
The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company it would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value. The exit fee was treated as a derivative and adjusted to fair value each reporting period. In connection with the Company’s IPO the fair value of the exit fee was determined to be $64.1 million and was paid by the Company in November 2021, using proceeds from the IPO. The Company recorded $44.5 million and $17.9 million of derivative expense for the years ended December 31, 2021 and 2020, respectively in selling, general and administrative expenses within the consolidated statements of comprehensive income.
At December 31, 2020, the Company used a discounted cash flow method and guideline public company method to determine the fair value of equity which was used to calculate the fair value of the derivative liability. The key assumptions used within the valuation as December 31, 2020 were as follows:

Term	10 years
Risk-free rate of return	0.90%
Volatility	40.00%
Dividend yield	0.00%
On June 25, 2020, the Company entered into a credit agreement (the “Revolver”), which included a revolving credit facility of $30.0 million with availability limited pursuant to a borrowing base formula based on specified percentages of eligible inventory, net of reserves. The Company’s borrowings under the Revolver bore variable interest at LIBOR plus the applicable margin (5.5% at December 31, 2020). In the event LIBOR ceased to be available during the term of the Revolver, the Revolver provided procedures to determine an Alternate Base Rate. The Company had the option, subject to terms and conditions, to borrow on the Revolver by means of LIBOR loans. The Revolver had certain financial covenants, including a minimum fixed charge ratio and minimum EBITDA requirements. The Revolver carried a non-use fee of 0.50% per annum. Deferred financing costs related to the Revolver of $1.5 million were recorded in other noncurrent assets on the consolidated balance sheets and were amortized over the term of the Revolver on a straight-line basis. Amortization expense was $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively and is included in interest expense within the consolidated statements of comprehensive income. The Revolver was set to expire on June 25, 2023.
On November 4, 2021 the Company terminated the Revolver of which there were no borrowings drawn. The termination of the Revolver resulted in a $1.4 million loss on extinguishment of debt. The loss, which included a $0.6 million early termination fee and a write off of the remaining unamortized loan costs of $0.8 million, is included in the loss on extinguishment of debt within the consolidated statements of comprehensive income for the year ended December 31, 2021.
On November 8, 2021, the Company entered into a new revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
index rate plus the applicable margin (1.50% at December 31, 2022 and 1.75% at December 31, 2021), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026.
At December 31, 2022 and 2021, we had no borrowings on the 2021 Credit Facility, respectively. Deferred financing costs related to the 2021 Credit Facility as of December 31, 2022 and 2021, were $0.4 million and $0.3 million, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. The deferred financing costs are amortized over the term of the debt on a straight-line basis. Amortization expense was $0.1 million for the year ended December 31, 2022, and is included in interest expense within the consolidated statements of comprehensive income.
In accordance with the change in reporting entity, the Company’s consolidated financial statements include the effect of related-party promissory notes from Reed to Homeworks which were paid off in December 2020. Interest expense related to these promissory notes of $0.4 million were included within interest expense within the consolidated statements of comprehensive income for the year ended December 31, 2020.
The Company was in compliance with all covenants at December 31, 2022 and 2021, and expects to remain in compliance over the next 12 months.

6. Leases
During the first quarter of fiscal 2022, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments as discussed in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies. The Company leases real estate and equipment under operating and finance leases, some of which are from related parties as discussed in Note 13 — Related Party Transactions. The most significant obligations under these lease agreements require the payments of periodic rentals, real estate taxes, insurance and maintenance costs. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures.
The following table summarizes the amounts recognized in our consolidated balance sheets related to leases as of December 31, 2022 (amounts in thousands):

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Consolidated Balance Sheets Classification	December 31, 2022
Assets
Operating lease assets	Operating right-of-use assets	$252,055
Finance lease assets	Financing right-of-use assets	38,522
Total leased assets		$290,577

Liabilities
Current operating leases	Current portion of operating lease liabilities	$39,744
Non-current operating leases	Operating lease liabilities, long-term	289,871
Total operating lease liabilities		329,615

Current finance leases	Current portion of financing lease liabilities	531
Non-current finance leases	Financing lease liabilities, long-term	51,835
Total finance lease liabilities		52,366
Total lease liabilities		$381,981
The components of lease cost recognized within our consolidated statements of comprehensive income for the year ended December 31, 2022, are as follows (amounts in thousands):

	Consolidated Income Statement Classification	2022
Lease costs:
Operating lease costs	Cost of goods sold	$34,421
Operating lease costs	Selling, general and administrative expenses	6,930
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	2,056
Interest expense on lease liabilities	Interest expense, net	5,027
Variable lease costs(1)	Cost of goods sold	38,276
Short term lease costs	Selling, general and administrative expenses	677
Total lease costs		$87,387

(1) Includes $0.4 million of month-to-month lease costs.
Rent expense calculated under ASC 840 for the years ended December 31, 2021 and 2020 was $66.5 million and $58.6 million, respectively. Percentage rent expense calculated under ASC 840 for the years ended December 31, 2021 and 2020 was $6.1 million and $1.0 million, respectively. Amortization of landlord improvements calculated under ASC 840 for the years ended December 31, 2021 and 2020 was $13.5 million and $10.4 million, respectively.
We often have options to renew lease terms for Showrooms and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of December 31, 2022.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

Weighted Average Remaining Lease Term (In Years)	December 31, 2022
Operating leases	9.29
Finance leases	22.46
The discount rate implicit within our finance leases was determined at the time of lease commencement. However, the discount rate implicit within our operating leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its incremental borrowing rate (“IBR”). For all operating leases, the Company utilized a market-based approach to estimate the IBR, which required significant judgment. The Company estimated the base IBR based on an analysis of (i) yields on the Company’s 2021 Credit Facility, as well as comparable companies and (ii) unsecured yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of December 31, 2022.

Weighted Average Discount Rate	December 31, 2022
Operating leases	5.54%
Finance leases	9.72%
Future lease liabilities at December 31, 2022 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
2023	$55,415	$5,333	$60,748
2024	52,280	5,153	57,433
2025	46,492	5,153	51,645
2026	44,000	5,612	49,612
2027	40,069	5,423	45,492
Thereafter	192,361	115,168	307,529
Total lease payments	430,617	141,842	572,459
Less: Amounts representing interest	(101,002)	(89,476)	(190,478)
Total	$329,615	$52,366	$381,981

(1) Includes leases with related parties. See Note 13 — Related Party Transactions for amounts leased from related parties.
At December 31, 2022, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 3 to 14 years. The aggregate minimum rental payments over the term of the leases of approximately $148.0 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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

(1) Includes leases with related parties. See Note 13 — Related Party Transactions for amounts leased from related parties.
Supplemental cash flow information related to leases for the year ended December 31, 2022, is as follows (amounts in thousands):

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47,722
Operating cash flows for finance leases	4,785
Financing cash flows for finance leases	419
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$77,098
Finance leases	2,018

7. Employee Benefit Plans
The Company has a defined contribution retirement savings plan covering substantially all employees. The Company may contribute a discretionary matching contribution equal to a percentage that the Company deems advisable. Total costs recorded in selling, general and administrative expenses on the consolidated statements of comprehensive income related to the plan were $2.6 million, $2.2 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Mezzanine Equity and Stockholders’/Members’ Equity (Deficit)
Homeworks Equity Structure Prior to Reorganization
In accordance with the change in reporting entity, the Company’s consolidated financial statements were retrospectively adjusted to include Homeworks’ financial results for all periods presented (see Note 1 — Nature of Business). Prior to the Reorganization, Homeworks’ historical equity structure was comprised of 645 voting and 4,158 non-voting shares. The equity of Homeworks includes their investment in LLC, the noncontrolling interest in LLC and the Class B Preferred Units discussed below, which were owned by FS Arhaus and management incentive unit holders. Prior to the Reorganization, Homeworks and Reed held Class A units in LLC while FS Arhaus held Class B Units in LLC. Refer below for information on the LLC equity structure prior to the Reorganization. For the year ended December 31, 2021 cash distributions made were $61.9 million.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
In connection with the issuance of the Prior Credit Facilities discussed in Note 5 — Long-Term Debt, the Class A and Class B unit equity holders made an aggregate $25.0 million capital contribution to the Company in exchange for 1,250,000 Class A Preferred Units and 1,250,000 Class B Preferred Units, respectively (collectively, the “Preferred Units”). The Preferred Units were issued pursuant to the 2017 LLC Agreement and accrued a 16% per annum (compounded annually) preferred return. The Preferred Units had no voting rights and did not participate in profits or losses. Preferred Unit holders were entitled to receive distributions in excess of tax distributions to Class A and B members in proportion to the accrued and unpaid preferred return and unreturned capital contributions. Further, Preferred Unit holders were entitled to receive proceeds upon a capital transaction before other unit holders in proportion to the accrued and unpaid preferred return and unreturned capital contributions. The Company could redeem the Preferred Units at our discretion, however, because the Preferred Unit holders control the board of directors (“Board”) and could force the Company to redeem the Preferred Units they were recorded as mezzanine equity. Upon the retrospective adjustment to include Homeworks, the Class A preferred units were eliminated upon consolidation.
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
Prior to the Reorganization, the Company could make quarterly tax distributions to the Class A and B members pro rata based on the taxable income allocated to such members in an amount equal to the product of each member’s distributive share of the Company’s taxable income relating to each quarter (as estimated by the Board based on the results of the quarter), including any guaranteed payments, and the assumed tax rate. For the years ended December 31, 2021 and 2020, the Company’s tax distributions made to Class A and B members were $7.9 million and $10.9 million, respectively.
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
Initial Public Offering
On November 4, 2021, the Company completed its IPO and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. The Company used a portion of the net proceeds to pay the Term Loan exit fee of $64.1 million, as discussed in Note 5 — Long-Term Debt. The remainder of the net proceeds were used for general corporate

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following the payment of the Pre-IPO dividend to LLC Unit holders. No preferred shares were issued as part of the IPO.
2021 Equity Incentive Plan
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company the ability to grant stock options (either incentive or non-qualified), SARs, restricted stock, RSUs, performance shares, PSUs and other stock-based awards with respect to our Class A common stock. Under this plan, the maximum number of Class A common stock that may be granted through awards is 11,205,100 shares. See Note 9 — Equity Based Compensation for further discussion on the awards granted under the 2021 Equity Plan.
Other Equity Transactions
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
In accordance with the change in reporting entity, the Company’s consolidated financial statements include a deferred compensation liability related to a former employee of Homeworks. At the time of the Reorganization, Reed assumed the deferred compensation liability which resulted in a capital contribution to additional paid-in-capital for $3.9 million at December 31, 2021.

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
In May, June and July 2021 (collectively the “2021 Awards”), the Company granted a total of 701,965 Class G incentive units that vest over a five year term. The Class C, D, F and F-1 incentive units vest over three to five years. All holders of the Incentive Units become fully vested in the event of a change in control, death or disability, as long as the holder of the unit is employed by the Company on the date of such event. Further, certain Class G incentive unit holders who are terminated without cause will have their unvested units fully vest upon that event.
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
The Company’s valuation of the Class G incentive units granted in May, June and July 2021 were measured using the probability-weighted expected return model (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of the Incentive Units awarded based upon an analysis of future values for the Company. The Company considered two different scenarios: (a) remain private and (b) IPO. Under the remain private scenario, as of June 30, 2021, the Company

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
estimated the enterprise value by weighting the guideline public company method and the discounted cash flow method, and then relied on the Black-Scholes option pricing model and applied a discount for lack of marketability.

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
The following tables summarize the activity of the Company’s Restricted Stock for the year ended December 31, 2022 and their equity based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands):

	Restricted Stock
	Class A		Class B
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at 12/31/2021	2,520,229	5.24	596,598	0.10
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(1,009,960)	$2.71	(596,598)	$0.10
Unvested at 12/31/2022	1,510,269	$6.94	—	$—

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	2022	2021	2020
Equity based compensation expense - Restricted Stock(1)	$2,756	$1,832	$403

(1) Total unrecognized compensation cost to be recognized in future periods is $8.8 million at December 31, 2022, and will be recognized over a weighted average period of 3.4 years. Equity based compensation is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
The total fair value of units vested during the year ended December 31, 2022 was $11.8 million. The total fair value of units vested was minimal for the years ended December 31, 2021, and 2020.
On August 2, 2022, the Compensation Committee (the "Committee") of the Board of Directors of the Company approved grants of PSUs and RSUs under the 2021 Equity Plan to certain of the Company’s named executive officers and other key employees (“Award Recipient”). The Committee also approved RSU awards to certain members of the Board of Directors.
Each RSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to Award Recipients vest in one-third increments on each of the first, second and third anniversary of the date of grant, provided that the Award Recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the Award Recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Equity Plan), unless the Committee determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and cancelled immediately without consideration. The RSUs issued to certain members of the Board of Directors will vest on the one-year anniversary of the grant date.
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
The following tables summarizes the activity of the Company’s PSU and RSU awards for the year ended December 31, 2022, and their equity based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands):

	PSU Awards		RSU Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	—	$—	—	$—
Granted	543,875	5.94	745,911	5.84
Forfeited	(30,750)	5.75	(14,250)	5.75
Vested	—	—	—	—
Unvested at December 31, 2022	513,125	$5.95	731,661	$5.84

	2022	2021	2020
Equity based compensation expense - PSUs(1)	$774	$—	$—
Equity based compensation expense - RSUs(2)	$758	$—	$—

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $4.0 million at December 31, 2022, and will be recognized over a weighted average period of 2.0 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $3.5 million at December 31, 2022, and will be recognized over a weighted average period of 2.4 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
10. Segment Reporting
Our chief operating decision maker (“CODM”) is our CEO, who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, lighting, textiles, décor, and outdoor. The assortment of merchandise can be purchased through our Retail and eCommerce sales channels.
The majority of our revenue is generated through sales to clients in the United States. Sales to clients outside of the United States are not significant. Further, no single client represents more than ten percent or more of our net revenue.
The following table shows revenue by merchandise sales channel for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	2022	2021	2020
Retail	$1,022,347	$652,790	$417,426
eCommerce	206,581	144,132	90,003
Total Net revenue	$1,228,928	$796,922	$507,429

11. Net and comprehensive income per share
As a result of the Reorganization and IPO, existing Class A and Class B Unitholders of LLC were issued Class A and Class B common stock in the Company, in accordance with the distribution waterfall defined in the Company’s 2017 LLC Agreement. The Class A Unitholders received 80,792,206 shares of Class B common stock and the Class B Unitholders received 31,266,536 shares of Class A common stock. Accordingly, all share and per share amounts for all periods presented in the consolidated statements of comprehensive income and this note have been adjusted retroactively, where applicable, to reflect the Reorganization.
Basic and diluted net and comprehensive income per share for the years ended December 31, 2022, 2021 and 2020, was calculated by adjusting net and comprehensive income attributable to Arhaus, Inc. for preferred dividends, net and comprehensive income attributable to noncontrolling interest and dividing by basic and diluted weighted-average number of common shares outstanding. Management Incentive Unitholders and Preferred Unitholders did not participate in the earnings or losses of the Company as of December 31, 2021 and 2020 and therefore are not participating securities. As such, they were not included within the calculation of basic or diluted earnings per share as of December 31, 2021 and 2020.
Basic and diluted net and comprehensive income per share for the years ended December 31, 2022, 2021 and 2020, is as follows (amounts in thousands except unit and per unit data):

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	2022	2021	2020
Numerator
Net and comprehensive income	$136,634	$36,932	$17,040
Less: Preferred unit dividend unpaid	—	—	2,847
Less: Net and comprehensive income attributable to noncontrolling interest	—	15,815	10,958
Net and comprehensive income attributable to Arhaus, Inc.	$136,634	$21,117	$3,235

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	138,094,180	116,013,492	112,058,742
Effect of dilutive restricted stock (1)	1,511,370	3,507,950	—
Weighted-average number of common shares outstanding, diluted	139,605,550	119,521,442	112,058,742

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.99	$0.18	$0.03
Net and comprehensive income per share, diluted	$0.98	$0.18	$0.03

(1) During the years ended December 31, 2022 and 2021, 583,118 and 99,405 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
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
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of December 31, 2022 and 2021, we recorded liabilities of $0.4 million and $1.2 million, respectively, in accrued other expenses on the consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
13. Related Party Transactions
The Company has beneficial owners and affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the Company’s proxy statement which has been incorporated by reference herein.
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024 with the ability to extend the lease in 12-month increments thereafter. The monthly rental payments are $0.1 million. Rent expense was $1.4 million, $1.4 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Bill Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In September 2014, the Company entered into a lease agreement with Premier Arhaus, LLC, a company of which our CEO indirectly owned 50% during 2021, on a triple net lease basis for our headquarters building and distribution center, with construction completed during 2016. The base lease term is 17 years, with a 10-year renewal option at fixed rental payments,

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
and with two additional 5-year renewal options at fair market rent. The monthly rental payments range from $0.2 million to $0.5 million during the 17-year base lease term and from $0.5 million to $0.6 million during the 10-year renewal period. In September 2021, the Company amended the existing finance lease agreement to extend the lease term for an additional three years, which included monthly rental payments of $0.6 million. Further, the amended lease agreement provides for the expansion of the Company’s distribution center and monthly rental payments range from $0.1 million to $0.2 million. During the fourth quarter of 2021, the lessor sold its interest in the leased assets to a third party. As a result, the lease is no longer with a related party of the Company. Rent expense was $5.9 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $3.7 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.
Other transactions
In accordance with the change in reporting entity, the Company’s consolidated statements of cash flows include the payment and receipt of a related-party note receivable between Homeworks and our CEO for $1.0 million for the year ended December 31, 2021. The receivable and the full principal on the note receivable, including accrued interest, were paid back to the Company by the CEO in May 2021.
In accordance with the Reorganization, the Company has accounts payable due to noncontrolling interests of LLC for state and federal income tax refunds filed for tax periods prior to the Reorganization. The accounts payable due to related parties were $1.8 million and $2.9 million at December 31, 2022 and 2021, respectively, and are included within accounts payable on the consolidated balance sheets.
For additional discussion of the Company’s related party transactions see Notes 1 — Nature of Business, 5 — Long-Term Debt and 8 — Mezzanine Equity and Stockholders’/Members’ Equity (Deficit).
14. Income Taxes
Components of income before provision for (benefit from) income taxes include (in thousands):

	2022	2021	2020
Domestic	$182,578	$26,788	$17,823
Foreign	—	—	—
Income (loss) before taxes	$182,578	$26,788	$17,823

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The components of the provision for (benefit from) income taxes include (in thousands):

	2022	2021	2020
Current
Federal	$25,550	$112	$—
State	10,624	218	783
Total current expense	36,174	330	783
Deferred
Federal (1)	8,498	(7,754)	—
State (1)	1,272	(2,720)	—
Total deferred expense (benefit)	9,770	(10,474)	—
Income tax expense (benefit)	$45,944	$(10,144)	$783

(1) The 2021 deferred tax benefit reflects the recognition of deferred taxes as a result of the Reorganization. After the Reorganization, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision (benefit) for income taxes is summarized as follows (in thousands):

	2022	2021	2020
Federal statutory income tax rate	$38,341	$5,625	$3,743
State taxes	9,871	101	783
Nontaxable partnership (1)	—	(6,999)	(3,743)
FS Arhaus and Homeworks investment in LLC (1)	—	(9,137)	—
Federal return-to-provision adjustments (2)	(2,577)	—	—
Other	309	266	—
Provision (benefit) for income taxes	$45,944	$(10,144)	$783

(1) Prior to the Reorganization, the Company was not subject to corporate income taxes. After the Reorganization, a deferred tax benefit related to Homeworks investment in the Arhaus, LLC partnership was recognized through income tax expense because Homeworks lost its nontaxable status through the Reorganization. The deferred tax benefit related to FS Arhaus, Inc.’s investment in Arhaus, LLC was recognized as a capital contribution to additional paid-in-capital for $17.4 million.
(2) The tax investment amount changed as a result of the LLC’s federal tax filing in 2022, therefore the Company recorded a return-to-provision adjustment of $1.1 million to additional paid-in capital for the year ending December 31, 2022.
Components of our deferred tax assets and liabilities include (in thousands):

	2022	2021	2020
Deferred tax assets
Interest expense carryforwards	$—	$7,465	$—
Net operating loss carryforwards	22	1,768	—
FS Arhaus investment in LLC	11,431	13,034	—
Homeworks investment in LLC	5,388	5,417	—
Total deferred tax assets	16,841	27,684	—
Less: valuation allowance	—	—	—
Total deferred tax assets, net of valuation allowance	$16,841	$27,684	$—
As of December 31, 2022, we have state NOL carryforwards of less than $1.0 million that begin to expire in 2041.
Based on available evidence (namely, a three-year cumulative income position), management believes it is more-likely-than-not that the net U.S. and state deferred tax assets will be fully realizable. We have not recorded a valuation allowance against deferred tax assets.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
No unrecognized tax benefits have been recognized as of December 31, 2022 and 2021. We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. There were no amounts of interest and penalties accrued as of December 31, 2022 and 2021.
We file income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2018 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of December 31, 2022, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2023, a new 1% excise tax on stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate their impact as further information becomes available.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Despite these material weaknesses, our CEO and CFO concluded the financial statements were prepared in accordance with U.S. GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
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
•Lastly, we did not design and maintain effective controls over information technology (“IT”), general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
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
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.ir.arhaus.com. We will disclose any amendments to, or waivers from, the code applicable to an executive officer or director at our website www.ir.arhaus.com.
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders. Except for the information included below, all information required under this item is incorporated in this item by reference.
Below is detailed biographical information and ages, as of March 9, 2023 for each of our directors and executive officers and a summary of their qualifications and skills.

Class I Directors
Albert Adams	Age: 72	Director Since 2021
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
John Kyees	Age: 76	Director Since 2021
John Kyees has served as a member of our Board since November 2021 and served as a member of the Board of Directors of Arhaus, LLC since November 2011. Mr. Kyees has held the Chief Financial Officer role at the following retailers: Urban Outfitters, Inc. from 2003 to 2010, bebe Stores, Inc. from 2002 to 2003, Skinmarket from 2000 to 2002, Ashley Stewart from 1997 to 2002, Express (Division of the Limited) from 1984 to 1997, and Chas. A. Stevens (Division of Hartmarx) from 1982 to 1984. Mr. Kyees recently served on the board of directors of Vera Bradley from 2010 to 2022, as lead independent director and chairman of the audit committee, and he previously served as chairman and a director of Destination XL Group, Inc.

We believe Mr. Kyees is qualified to serve on our Board of Directors because of his extensive executive-level retail experience having served as Chief Financial Officer for several prominent retailers.

John M. Roth	Age: 64	Director Since 2021
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

Class II Directors
Brad Brutocao	Age: 49	Director Since 2021
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

Andrea Hyde	Age: 58	Director Since 2021
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

Rick Doody	Age: 64	Director Since 2021
Rick Doody has served as a member of our Board since November 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Doody was the chair and founder of Bravo/Brio Restaurant Group (BBRG) and served as CEO and then its chairman from 1992 until it was sold in 2018. Mr. Doody owns six restaurant concepts in the Cleveland area: Cedar Creek Grille, 17 River Grille, Lindey’s Lake House, Jojo’s Bar and Bar Italia(2). Mr. Doody is a member of the Young Presidents’ Organization (YPO) and serves on the boards of Lindey’s, Stella Maris Rehabilitation Center, and the Boys and Girls Club of Cleveland.

We believe Mr. Doody is qualified to serve on our Board of Directors because of his substantial management, operational, and entrepreneurial experience as related to restaurant concepts and site selection.

Alexis DePree	Age: 44	Director Since 2023
Ms. DePree has served as member of our board since March 2023. Ms. DePree has served as Chief Supply Chain Officer of Nordstrom, Inc. since January 2020. Ms. DePree previously served as Vice President of Americas sort centers at Amazon.com, Inc. from 2018 to 2020, and as Amazon’s Vice President of global supply chain operations from 2016 to 2018. From 2007 to 2016, she held executive positions with increasing responsibility at Target Corporation, prior to which she was employed at Dell Technologies Inc. in various leadership positions from 2001 to 2005.

We believe Ms. DePree is qualified to serve on our Board of Directors because of her significant supply chain experience in the retail industry.

Class III Directors
John Reed	Age: 68	Chairman and Director Since 2021
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

Bill Beargie	Age: 66	Director Since 2021
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

Gary Lewis	Age: 64	Director Since 2021
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

Executive Officers
John Reed	Age: 68	Chief Executive Officer Since 2021
John Reed co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and February 2017 through present, through the transition into Arhaus, Inc.

Dawn Phillipson	Age: 41	Chief Financial Officer Since 2021
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

Tim Kuckelman	Age: 57	Chief Operating Officer Since 2022
Tim Kuckelman has served as our Chief Operating Officer since September 2022. Prior to joining Arhaus, he was Chief Operations Officer of Fashionphile Group, LLC from 2020 to 2022. Prior to Fashionphile, Mr. Kuckelman served in various leadership roles at Kohl’s Department Stores from 2010 to 2020, most recently as Vice President, Logistics and Transportation. Prior to Kohl’s, Mr. Kuckelman held roles of increasing responsibility across companies such as Best Buy Co., from 1996 to 2010, and Gap, Inc.

Jennifer Porter	Age: 41	Chief Marketing and eCommerce Officer Since 2021
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

Dawn Sparks	Age: 60	Chief Logistics Officer Since 2021
Dawn Sparks has served as our Chief Logistics Officer since 2021 and served in the same role with Arhaus, LLC since January 2019. Ms. Sparks previously served as Director of DC Operations from 2014 to 2017, then served as Vice President of DC Operations from 2017 until January 2019. Prior to that, Ms. Sparks served as Brand Integration Manager at Dots from 2008 to 2014.

Kathy Veltri	Age: 61	Chief Retail Officer Since 2021
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

Venkat Nachiappan	Age: 47	Chief Information Officer Since 2021
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

Lisa Chi	Age: 48	Chief Merchandising Officer Since 2021
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

Item 11. Executive Compensation
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 14. Principal Accounting Fees and Services
All information required to be reported under this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm (PCAOB ID: 238) on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’/Members’ Equity (Deficit) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
Consolidated Statements of Cash Flows for the years December 31, 2022, December 31, 2021 and December 31, 2020
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a) (1) above.
3. Exhibits
The Exhibits listed in the accompanying index to exhibits, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

3.2	Amended and Restated Bylaws of Arhaus, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on November 3, 2021.

4.2	Description of Capital Stock.	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

4.3	Registration Rights Agreement, dated as of November 8, 2021, among Arhaus, Inc., FS Equity Partners VI, L.P., FS Affiliates VI, L.P., Starrett Family Trust, Dated 4-11-99, Norman S. Matthews, Gregory M. Bettinelli, John P. Reed, 2018 Reed Dynasty Trust u/a/d December 24, 2018, John P. Reed Trust u/a/d April 29, 1985, Reed 2013 Generation-Skipping Trust u/a/d October 22, 2013, and The John P. Reed 2019 GRAT u/a/d December 31, 2019.
Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-268959), filed on December 22, 2022.

10.1	Form of Indemnification Agreement entered into between Arhaus, Inc. and each of its directors.	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on October 27, 2021.

10.2#	2021 Equity Incentive Plan, effective November 8, 2021.	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on November 3, 2021.

10.3#	Form of Notice of Award (Restricted Stock Unit and Performance Share Unit).	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.4#	Form of Performance Share Unit Award Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.5#	Form of Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.6#	Form of Director Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.7#	Employment Letter (Dawn Phillipson).	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.8#	Employment Letter (Kathy Veltri).	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.9#	Employment Letter (Dawn Sparks).	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.10#	Employment Letter (Jennifer Porter).	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.11#	Employment Letter (Lisa Chi).	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.12#	Employment Letter (Venkat Nachiappan).	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.13#	Employment Letter (Tim Kuckelman).	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.14
Credit Agreement, dated November 8, 2021, among Arhaus, Inc., certain subsidiaries of Arhaus, Inc., as the Guarantors, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

10.15	First Amendment to Credit Agreement and Increase Agreement, dated December 9, 2022, among Arhaus, Inc., the Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the Lenders (including the Increasing Lender) party thereto.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24.1	Power of Attorney.	Included on signature page of this Annual Report on Form 10-K.

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
___________________________________________________________________________________________________
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

ARHAUS, INC
Date: March 9, 2023	By:	/s/ John Reed
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

Signature	Title	Date

/s/ John Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
John Reed

/s/ Dawn Phillipson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2023
Dawn Phillipson

/s/ Albert Adams	Director	March 9, 2023
Albert Adams

/s/ Bill Beargie	Director	March 9, 2023
Bill Beargie

/s/ Brad Brutocao	Director	March 9, 2023
Brad Brutocao

/s/ Rick Doody	Director	March 9, 2023
Rick Doody

/s/ Andrea Hyde	Director	March 9, 2023
Andrea Hyde

/s/ John Kyees	Director	March 9, 2023
John Kyees

/s/ Gary Lewis	Director	March 9, 2023
Gary Lewis

/s/ John M. Roth	Director	March 9, 2023
John M. Roth

	Director	March 9, 2023
Alexis DePree