Form 10-Q
period 2023-09-30
Arhaus, Inc.
filed 2023-11-02
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 27, 2023 the registrant had 53,167,306 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$236,930	$145,181
Restricted cash equivalents	3,465	7,346
Accounts receivable, net	1,962	1,734
Merchandise inventory, net	268,960	286,419
Prepaid and other current assets	63,140	37,371
Total current assets	574,457	478,051
Operating right-of-use assets	314,378	252,055
Financing right-of-use assets	39,480	38,522
Property, furniture and equipment, net	156,632	135,066
Deferred tax asset	16,585	16,841
Goodwill	10,961	10,961
Other noncurrent assets	3,081	296
Total assets	$1,115,574	$931,792

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,138	$62,636
Accrued taxes	13,134	12,256
Accrued wages	12,015	20,860
Accrued other expenses	47,073	35,169
Client deposits	212,406	202,587
Current portion of operating lease liabilities	42,472	39,744
Current portion of financing lease liabilities	925	531
Total current liabilities	386,163	373,783
Operating lease liabilities, long-term	360,708	289,871
Financing lease liabilities, long-term	54,010	51,835
Deferred rent and lease incentives	2,032	2,272
Other long-term liabilities	4,173	4,336
Total liabilities	$807,086	$722,097
Commitments and contingencies (Note 9)
Stockholders' equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 52,749,450 issued and 52,666,334 outstanding and 51,437,348 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	52	51
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	87	87
Retained Earnings	114,076	20,053
Additional Paid-in Capital	194,273	189,504
Total Arhaus, Inc. stockholders' equity	308,488	209,695
Total liabilities and stockholders' equity	$1,115,574	$931,792
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Net revenue	$943,696	$872,595	$326,229	$320,030
Cost of goods sold	544,481	505,561	195,372	183,739
Gross margin	399,215	367,034	130,857	136,291
Selling, general and administrative expenses	275,890	246,767	106,977	89,145
Income from operations	$123,325	$120,267	$23,880	$47,146
Interest expense (income), net	(1,731)	3,367	(1,080)	751
Other income	(738)	(584)	(78)	(109)
Income before taxes	125,794	117,484	25,038	46,504
Income tax expense	31,771	27,851	5,297	9,568
Net and comprehensive income	$94,023	$89,633	$19,741	$36,936

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	139,365,870	137,939,577	139,628,776	138,484,495
Net and comprehensive income per share, basic	$0.67	$0.65	$0.14	$0.27
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	140,021,670	139,545,802	140,140,899	139,845,333
Net and comprehensive income per share, diluted	$0.67	$0.64	$0.14	$0.26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Nine Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of December 31, 2022	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$209,695
Net income	—	—	—	—	—	—	94,023	—	94,023
Shareholder capital contribution	—	—	—	—	—	—	—	42	42
Equity based compensation	1,312	1	—	—	—	—	—	5,751	5,752
Shares withheld to cover employees' withholding taxes for equity based compensation	(83)	—	—	—	83	—	—	(1,024)	(1,024)
September 30, 2023	52,666	$52	87,116	$87	83	$—	$114,076	$194,273	$308,488

	Nine Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of December 31, 2021	50,428	$50	86,519	$87	—	$—	$(116,581)	$186,209	$69,765
Net income	—	—	—	—	—	—	89,633	—	89,633
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,278)	(1,278)
Shareholder capital contribution	—	—	—	—	—	—	—	62	62
Equity based compensation	1,009	1	597	—	—	—	—	2,612	2,613
September 30, 2022	51,437	$51	87,116	$87	—	$—	$(26,948)	$187,605	$160,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of June 30, 2023	52,345	$52	87,116	$87	25	$—	94,335	$193,090	$287,564
Net income	—	—	—	—	—	—	19,741	—	19,741
Shareholder capital contribution	—	—	—	—	—	—	—	12	12
Equity based compensation	379	—	—	—	—	—	—	1,848	1,848
Shares withheld to cover employees' withholding taxes for equity based compensation	(58)	$—	—	$—	$58	$—	$—	$(677)	$(677)
September 30, 2023	52,666	$52	87,116	$87	83	$—	$114,076	$194,273	$308,488

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of June 30, 2022	51,360	$51	87,116	$87	—	—	$(63,884)	$187,640	$123,894
Net income	—	—	—	—	—	—	36,936	—	36,936
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,278)	(1,278)
Shareholder capital contribution	—	—	—	—	—	—	—	19	19
Equity based compensation	77	—	—	—	—	—	—	1,224	1,224
Balances as of September 30, 2022	51,437	$51	87,116	$87	—	$—	$(26,948)	$187,605	$160,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$94,023	$89,633
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,439	18,319
Amortization of operating lease right-of-use asset	24,733	21,976
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	16,037	8,731
Equity based compensation	5,752	2,613
Deferred tax assets	256	5,458
Amortization of cloud computing arrangements	386	—
Amortization and write-off of lease incentives	(241)	(224)
Insurance proceeds	60	—
Changes in operating assets and liabilities
Accounts receivable	(228)	(1,550)
Merchandise inventory	17,399	(84,228)
Prepaid and other assets	(28,952)	(11,249)
Other noncurrent liabilities	273	456
Accounts payable	(4,093)	10,334
Accrued expenses	3,502	23,682
Operating lease liabilities	(28,797)	(22,586)
Client deposits	9,819	(3,128)
Net cash provided by operating activities	131,368	58,237
Cash flows from investing activities
Purchases of property, furniture and equipment	(42,306)	(36,950)
Insurance proceeds	333	—
Net cash used in investing activities	(41,973)	(36,950)
Cash flows from financing activities
Principal payments under finance leases	(503)	(113)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,024)	—
Net cash used in financing activities	(1,527)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	87,868	21,174

Cash, cash equivalents and restricted cash equivalents
Beginning of period	152,527	130,908
End of period	$240,395	$152,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (continued) (Unaudited, amounts in thousands)

	Nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Interest paid in cash	$3,962	$3,858
Interest received in cash	5,395	316
Income taxes paid in cash	28,856	20,579
Noncash operating activities:
Lease incentives	7,313	7,532
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	2,756	2,661
Noncash financing activities:
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	(1,278)
Derecognition of build-to-suit assets as a result of ASC 842 adoption	—	(31,017)
Capital contributions	42	62
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (the “Company,” “we” or “Arhaus”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 86 Showrooms at September 30, 2023.
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
The accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, the condensed consolidated statements of comprehensive income and changes in stockholders’equity for the nine and three months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2023, the results of operations and changes in stockholders’equity for the nine and three months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the nine and three months ended September 30, 2023 and 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Company expects substantially all client deposits as of September 30, 2023 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at September 30, 2023 and December 31, 2022 of $0.4 million and $1.0 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the nine and three months ended September 30, 2023, breakage income was $0.8 million and $0.1 million, respectively. For the nine and three months ended September 30, 2022, breakage was minimal.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at September 30, 2023 and December 31, 2022. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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

From time to time, the Company invests in money market funds and other Level 1 cash and cash equivalent investments. For the nine and three months ended September 30, 2023, the Company earned $5.8 million and $2.5 million, respectively, in interest income. For the nine and three months ended September 30, 2022, interest income was $0.6 million and $0.6 million, respectively. Interest income is included within interest expense (income), net on our condensed consolidated statements of comprehensive income.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid and Other Current Assets
Prepaid and other current assets include cash paid by the Company for leasehold improvements at new (or existing, in some cases) Showroom locations. These amounts represent capital costs associated with opening new Showroom locations, a substantial portion of which is subject to recovery from the lessor upon completion. Prepaid and other current assets consist of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Pre-opening store expenses	$39,869	$17,901
Prepaid expenses	8,802	11,228
Right of return asset	2,576	2,938
Prepaid advertising	3,760	816
Prepaid cloud computing arrangements, net(1)	2,845	—
Other current assets	5,288	4,488
Total prepaid and other current assets	$63,140	$37,371

(1) Presented net of amortization expense of $1.2 million for the nine months ended September 30, 2023.
2. Recently Issued Accounting Standards
New Accounting Standards Adopted in Fiscal 2023
We did not adopt any Accounting Standards Updates (“ASU”) in the nine months ended September 30, 2023 that had a material impact on our accounting policies or our condensed consolidated financial statements.

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Balance as of beginning of period	$6,375	$4,724	$6,578	$5,412
Accruals during the period	10,292	8,285	3,543	3,181
Settlements during the period	(9,854)	(7,152)	(3,308)	(2,736)
Balance as of end of the period(1)	$6,813	$5,857	$6,813	$5,857

(1) $3.9 million and $3.7 million were recorded in accrued other expenses at September 30, 2023 and December 31, 2022, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4. Long-Term Debt
On November 8, 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2023 and 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026.
At September 30, 2023 and December 31, 2022, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.4 million are recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.1 million as of September 30, 2023 and December 31, 2022.
The Company was in compliance with all applicable debt covenants at September 30, 2023 and December 31, 2022, and expects to remain in compliance over the next 12 months.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating right-of-use assets	$314,378	$252,055
Finance lease assets	Financing right-of-use assets	39,480	38,522
Total leased assets		$353,858	$290,577

Liabilities
Current operating leases	Current portion of operating lease liabilities	$42,472	$39,744
Non-current operating leases	Operating lease liabilities, long-term	360,708	289,871
Total operating lease liabilities		403,180	329,615

Current finance leases	Current portion of financing lease liabilities	925	531
Non-current finance leases	Financing lease liabilities, long-term	54,010	51,835
Total finance lease liabilities		54,935	52,366
Total lease liabilities		$458,115	$381,981

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease cost recognized within our condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2023 and 2022, respectively are as follows (amounts in thousands):

		Nine months ended September 30,		Three months ended September 30,
	Condensed Consolidated Income Statement Classification	2023	2022	2023	2022
Lease costs:
Operating lease costs	Cost of goods sold	$35,691	$25,798	$15,315	$8,716
Operating lease costs	Selling, general and administrative expenses	7,375	4,743	2,518	1,955
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	1,838	1,516	758	540
Interest expense on lease liabilities	Interest expense (income), net	3,852	3,758	1,316	1,270
Variable lease costs(1)	Cost of goods sold	28,474	26,764	9,327	9,961
Short term lease costs	Selling, general and administrative expenses	165	507	29	170
Total lease costs		$77,395	$63,086	$29,263	$22,612

(1) Includes $0.4 million of month-to-month lease costs for the nine months ended September 30, 2023. The Company did not have month-to-month lease costs for the nine and three months ended September 30, 2022 or the three months ended September 30, 2023.
We often have options to renew lease terms for Showrooms and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of September 30, 2023 and 2022, respectively.

Weighted Average Remaining Lease Term (In Years)	September 30, 2023	September 30, 2022
Operating leases	9.36	8.59
Finance leases	21.02	22.66
The discount rate implicit within our finance leases was determined at the time of lease commencement. However, the discount rate implicit within our operating leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its incremental borrowing rate. For all operating leases in which the discount rate is not explicit, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment. The Company estimated the base IBR based on an analysis of (i) yields on the Company’s 2021 Credit Facility, as well as comparable companies and (ii) unsecured yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of September 30, 2023 and 2022, respectively.

Weighted Average Discount Rate	September 30, 2023	September 30, 2022
Operating leases	5.95%	4.39%
Finance leases	9.63%	9.72%

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease liabilities at September 30, 2023 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2023	$15,087	$1,533	$16,620
2024	65,235	5,789	71,024
2025	61,351	5,789	67,140
2026	57,135	6,249	63,384
2027	53,341	6,060	59,401
2028	48,173	5,610	53,783
Thereafter	237,142	109,943	347,085
Total lease payments	537,464	140,973	678,437
Less: Amounts representing interest	(134,284)	(86,038)	(220,322)
Total	$403,180	$54,935	$458,115

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At September 30, 2023, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 3 to 17 years. The aggregate minimum rental payments over the term of the leases of approximately $148.3 million are not included in the above table.
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022, respectively is as follows (amounts in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$41,759	$35,587
Operating cash flows for finance leases	3,642	3,758
Financing cash flows for finance leases	503	113
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86,459	$43,474
Finance leases	2,813	2,018
6. Equity Based Compensation
The following tables summarize the activity of the Company’s Restricted Stock for the nine months ended September 30, 2023 and the equity based compensation expense for the nine and three months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	1,510,269	$6.94
Granted	—	—
Forfeited	—	—
Vested	(1,009,965)	2.71
Unvested at September 30, 2023	500,304	$15.47

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Equity based compensation expense - Restricted Stock(1)	$2,028	$2,073	$668	$684

(1) Total unrecognized equity based compensation to be recognized in future periods is $6.8 million at September 30, 2023, and will be recognized over a weighted average period of 2.65 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
As of September 30, 2023, the Company has granted RSUs and PSUs to certain named executive officers and other key employees (“Award Recipient”). The Company has also issued RSU awards to certain members of the Board of Directors.
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
The following table summarizes the activity of the Company’s PSU and RSU awards for the nine months ended September 30, 2023, and their equity based compensation expense for the nine and three months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	513,125	$5.95	731,661	$5.84
Granted	281,163	9.47	468,483	9.05
Forfeited	(89,336)	7.20	(82,368)	7.18
Vested	—	—	(302,137)	5.75
Unvested at September 30, 2023	704,952	$7.20	815,639	$7.58

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Equity based compensation expense - PSUs(1)	$1,662	$238	$417	$238
Equity based compensation expense - RSUs(2)	$2,062	$302	$763	$302

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $4.2 million at September 30, 2023, and will be recognized over a weighted average period of 1.74 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $5.1 million at September 30, 2023, and will be recognized over a weighted average period of 2.07 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
The following table shows net revenue by merchandise sales channel for the nine and three months ended September 30, 2023 and 2022, respectively (amounts in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Retail	$768,624	$727,953	$261,786	$268,988
eCommerce	175,072	144,642	64,443	51,042
Total net revenue	$943,696	$872,595	$326,229	$320,030

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Net and Comprehensive Income per Share
Basic and diluted net and comprehensive income per share for the nine and three months ended September 30, 2023 and 2022, was calculated by dividing net and comprehensive income by the number of basic and diluted weighted average common shares outstanding.
Basic and diluted net and comprehensive income per share for the nine and three months ended September 30, 2023 and 2022, is as follows (amounts in thousands except share and per share data):

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Numerator
Net and comprehensive income	$94,023	$89,633	$19,741	$36,936

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	139,365,870	137,939,577	139,628,776	138,484,495
Effect of dilutive restricted stock (1)	655,800	1,606,225	512,123	1,360,838
Weighted-average number of common shares outstanding, diluted	140,021,670	139,545,802	140,140,899	139,845,333

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.67	$0.65	$0.14	$0.27
Net and comprehensive income per share, diluted	$0.67	$0.64	$0.14	$0.26

(1) During the nine and three months ended September 30, 2023, 736,173 and 416,123 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive, respectively. During the nine and three months ended September 30, 2022, 594,312 and 546,164 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive, respectively.
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
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of September 30, 2023 and December 31, 2022, we recorded liabilities of $0.3 million and $0.4 million, respectively, in accrued taxes on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
In August 2023, the Company committed to make a $10.0 million donation to The Nature Conservancy. For the nine and three months ended September 30, 2023, the Company recorded expense of $10.0 million and $10.0 million, respectively, within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income. As of September 30, 2023, we recorded a liability of $10.0 million in accrued other expense on our condensed consolidated balance sheet.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Related Party Transactions
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments are $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Rent expense was $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $3.0 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Rent expense was $1.0 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively.
Other transactions
The accounts payable due to related parties for state and federal income tax refunds were $2.4 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively, and are included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income tax expenses were $31.8 million and $27.9 million in the nine months ended September 30, 2023 and 2022, respectively. Income tax expenses were $5.3 million and $9.6 million in the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 25.3% and 23.7% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was 21.2% and 20.6% for the three months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2018 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of September 30, 2023, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

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
The following discussion contains references to the nine and three months ended September 30, 2023 and 2022, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the nine and three months ended September 30, 2023 and 2022, respectively.
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
We have one reportable segment as of September 30, 2023. At September 30, 2023, we operated 86 Showrooms, 71 with in-home interior designers. At December 31, 2022, we operated 81 Showrooms, 65 with in-home interior designers.

	September 30, 2023	December 31, 2022
Traditional showrooms	74	72
Design Studios	8	6
Outlets	4	3
Total Showroom locations	86	81
Total square footage (in thousands)	1,371	1,308
For the nine months ended September 30, 2023, we generated $943.7 million of net revenue, $399.2 million of gross margin and $94.0 million of net and comprehensive income. For the three months ended September 30, 2023, we generated $326.2 million of net revenue, $130.9 million of gross margin and $19.7 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$94,023	$89,633	$19,741	$36,936
Interest expense (income), net	(1,731)	3,367	(1,080)	751
Income tax expense	31,771	27,851	5,297	9,568
Depreciation and amortization	21,439	18,319	7,299	6,324
EBITDA	145,502	139,170	31,257	53,579
Equity based compensation	5,752	2,613	1,848	1,224
Other expenses (1)	992	6,567	555	1,909
Adjusted EBITDA	$152,246	$148,350	$33,660	$56,712

(1)Other expenses represent costs and investments not indicative of ongoing business performance, such as public offering costs, third-party consulting costs, one-time project start-up costs, severance, signing bonuses, recruiting and project-based strategic initiatives. For the nine and three months ended September 30, 2023, these expenses largely consisted of $0.7 million and $0.6 million of public offering costs, respectively. For the nine and three months ended September 30, 2022, these expenses consisted largely of $4.6 million and $1.6 million of costs related to the opening and set-up of our Dallas distribution center, respectively.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. In the nine months ended September 30, 2023, we opened seven Showrooms and closed two Showrooms. The two Showroom closures in the nine months ended September 30, 2023, were related to relocations. During the year ended December 31, 2022, we opened four Showrooms and closed two Showrooms. Of the two Showroom closures in 2022, one was related to relocation in 2022.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.
Statement of Condensed Consolidated Comprehensive Income Data:

	Nine months ended September 30,		Three months ended September 30,
(In thousands)	2023	2022	2023	2022
Net revenue	$943,696	$872,595	$326,229	$320,030
Cost of goods sold	544,481	505,561	195,372	183,739
Gross margin	399,215	367,034	130,857	136,291
Selling, general and administrative expenses	275,890	246,767	106,977	89,145
Income from operations	123,325	120,267	23,880	47,146
Interest expense (income), net	(1,731)	3,367	(1,080)	751
Other income	(738)	(584)	(78)	(109)
Income before taxes	125,794	117,484	25,038	46,504
Income tax expense	31,771	27,851	5,297	9,568
Net and comprehensive income	$94,023	$89,633	$19,741	$36,936

Other Operational Data:

	Nine months ended September 30,		Three months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net revenue	$943,696	$872,595	$326,229	$320,030
Comparable growth	4.8%	53.5%	(2.1)%	54.3%
Demand comparable growth	9.6%	15.1%	11.7%	15.8%
Gross margin as a % of net revenue	42.3%	42.1%	40.1%	42.6%
Selling, general and administrative expenses as a % of net revenue	29.2%	28.3%	32.8%	27.9%
Income from operations as a % of net revenue	13.1%	13.8%	7.3%	14.7%
Net and comprehensive income	$94,023	$89,633	$19,741	$36,936
Net and comprehensive income as a % of net revenue	10.0%	10.3%	6.1%	11.5%
Adjusted EBITDA(1)	$152,246	$148,350	$33,660	$56,712
Adjusted EBITDA as a % of net revenue	16.1%	17.0%	10.3%	17.7%
Total Showrooms at end of period	86	80	86	80

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the nine months ended September 30, 2023 and 2022
Net Revenue
Net revenue increased $71.1 million, or 8.1%, to $943.7 million in the nine months ended September 30, 2023 compared to $872.6 million in the nine months ended September 30, 2022. The increase was driven primarily by increased demand for our products in both Showrooms and eCommerce.
Comparable growth was 4.8% in the nine months ended September 30, 2023 compared to 53.5% in the nine months ended September 30, 2022. Demand comparable growth was 9.6% in the nine months ended September 30, 2023 compared to 15.1% in the nine months ended September 30, 2022.
Gross Margin
Gross margin increased $32.2 million, or 8.8%, to $399.2 million in the nine months ended September 30, 2023 compared to $367.0 million in the nine months ended September 30, 2022. Gross margin improvement was driven by the increase in net revenue, partially offset by increased variable expense related to the higher revenue, including $16.1 million of increased product costs, $8.6 million of increased delivery and transportation costs, $8.4 million of increased fixed Showroom costs and $3.2 million of increased credit card fees related to demand.
As a percentage of net revenue, gross margin increased 20 basis points to 42.3% of net revenue in the nine months ended September 30, 2023 compared to 42.1% of net revenue in the nine months ended September 30, 2022. The gross margin increase as a percentage of net revenue was primarily the result of favorable product costs contributing 100 basis points to the gross margin improvement. This was partially offset by higher fixed Showroom, delivery and transportation costs and credit card fees, which together increased 80 basis points as a percentage of net revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $29.1 million, or 11.8%, to $275.9 million in the nine months ended September 30, 2023 compared to $246.8 million in the nine months ended September 30, 2022. The increase in SG&A expenses was primarily driven by a $15.0 million increase in corporate expenses to support the growth of the business, an $11.7 million increase in selling expenses related to new Showrooms and higher demand and a $10.0 million donation to The Nature Conservancy, partially offset by a $5.8 million decrease in warehouse expenses.
As a percentage of net revenue, SG&A expenses increased 90 basis points to 29.2% of net revenue in the nine months ended September 30, 2023 compared to 28.3% of net revenue in the nine months ended September 30, 2022.

Interest expense (income), net
Interest expense (income), net decreased $5.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in interest income earned on money market fund investments of $5.2 million.
Income Taxes
Income tax expense was $31.8 million in the nine months ended September 30, 2023 compared to $27.9 million in the nine months ended September 30, 2022. Our effective tax rate was 25.3% and 23.7% for the nine months ended September 30, 2023 and 2022, respectively.
Net and Comprehensive Income
Net and comprehensive income increased $4.4 million to $94.0 million in the nine months ended September 30, 2023 compared to $89.6 million in the nine months ended September 30, 2022. The increase was driven by the factors described above.
Comparison of the three months ended September 30, 2023 and 2022
Net Revenue
Net revenue increased $6.2 million, or 1.9%, to $326.2 million in the three months ended September 30, 2023 compared to $320.0 million in the three months ended September 30, 2022.
Comparable growth was (2.1)% in the three months ended September 30, 2023 compared to 54.3% in the three months ended September 30, 2022. Demand comparable growth was 11.7% in the three months ended September 30, 2023 compared to 15.8% in the three months ended September 30, 2022.
Gross Margin
Gross margin decreased $5.4 million, or 4.0%, to $130.9 million in the three months ended September 30, 2023 compared to $136.3 million in the three months ended September 30, 2022. The change in gross margin was due to product cost increases of $4.5 million primarily driven by the sale of price-actioned products that were receipted with high container costs, higher fixed Showroom costs of $4.0 million and $2.6 million of increased delivery and transportation costs.
As a percentage of net revenue, gross margin decreased 250 basis points to 40.1% of net revenue in the three months ended September 30, 2023 compared to 42.6% of net revenue in the three months ended September 30, 2022. The gross margin decrease as a percentage of net revenue was primarily the result of higher fixed Showroom costs which increased 110 basis points and higher product, delivery and transportation costs, which together increased 130 basis points as a percentage of net revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $17.8 million, or 20.0%, to $107.0 million in the three months ended September 30, 2023 compared to $89.1 million in the three months ended September 30, 2022.
The increase in SG&A expenses was primarily driven by a $10.0 million donation to The Nature Conservancy, $5.7 million of increased selling expenses primarily related to new Showrooms and higher demand and a $3.1 million increase in corporate expenses to support the growth of the business.
As a percentage of net revenue, SG&A expenses increased 490 basis points to 32.8% of net revenue in the three months ended September 30, 2023 compared to 27.9% of net revenue in the three months ended September 30, 2022.
Interest expense (income), net
Interest expense (income), net decreased $1.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an in increase in interest income earned on money market fund investments of $1.9 million.

Income taxes
Income taxes were $5.3 million in the three months ended September 30, 2023 compared to $9.6 million in the three months ended September 30, 2022. Our effective tax rate was 21.2% and 20.6% for the three months ended September 30, 2023 and 2022, respectively.
Net and Comprehensive Income
Net and comprehensive income decreased $17.2 million to $19.7 million in the three months ended September 30, 2023 compared to $36.9 million in the three months ended September 30, 2022. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of September 30, 2023, we had cash and cash equivalents of $236.9 million.
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2023 and 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026. At September 30, 2023, we had no borrowings on the 2021 Credit Facility.
For the nine months ended September 30, 2023, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
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
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$131,368	$58,237
Net cash used in investing activities	(41,973)	(36,950)
Net cash used in financing activities	(1,527)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$87,868	$21,174
Net cash provided by operating activities
Comparison of the nine months ended September 30, 2023 and 2022
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2023, net cash provided by operating activities was $131.4 million and consisted of net income of $94.0 million and an increase of non-cash items of $68.4 million, which were partially offset by a change in working capital and other activities of $31.1 million. The use of cash from working capital was primarily driven by an increase in prepaid and other current assets of $29.0 million, a decrease in operating lease liabilities of $28.8 million primarily due to payments made under the related lease agreements, a decrease in accounts payable of $4.1 million, which was partially offset by a decrease of merchandise inventory of $17.4 million, an increase in client deposits of $9.8 million and an increase in accrued expenses of $3.5 million, in the nine months ended September 30, 2023.
For the nine months ended September 30, 2022, net cash provided by operating activities was $58.2 million and consisted of net income of $89.6 million and increases of non-cash items of $56.9 million, which was partially offset by a change in working capital and other activities of $88.3 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $84.2 million, a decrease in operating lease liabilities of $22.6 million primarily due to payments made under the related lease agreements, an increase in prepaid and other current assets of $11.2 million, a decrease in client deposits of $3.1 million, which was partially offset by an increase in accrued expenses of $23.7 million and an increase in accounts payable of $10.3 million in the nine months ended September 30, 2022.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments.
Comparison of the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, net cash used in investing activities was $42.0 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
For the nine months ended September 30, 2022, net cash used in investing activities was $37.0 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.

Historical capital expenditures are summarized as follows:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash used in investing activities	$41,973	$36,950
Less: Landlord contributions	10,917	11,373
Total capital expenditures, net of landlord contributions	$31,056	$25,577
Total capital expenditures, net of landlord contributions increased by $5.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
We anticipate our total company funded capital expenditures to be between $60 million and $70 million in fiscal year 2023, primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, net cash used in financing activities was $1.5 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.

For the nine months ended September 30, 2022, net cash used in financing activities was $0.1 million due to principal payments on finance leases.
Off-Balance Sheet Transactions
As of September 30, 2023, we have no material off-balance sheet arrangements.
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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the nine and three months ended September 30, 2023 and 2022, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.

Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of September 30, 2023, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2023. Based on their evaluation as of September 30, 2023, the CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
Other than as described above with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended September 30, 2023. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
July 2023	—	$—	—	$—
August 2023	58,609	11.56	—	—
September 2023	—	—	—	—
Total	58,609	$11.56	—	$—
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of November, 2023.

ARHAUS, INC.

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)