Form 10-Q/A
period 2023-09-30
Arhaus, Inc.
filed 2024-03-11
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
Arhaus, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Q3 Form 10-Q” and such period, the “Affected Period”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2023 as further described below:
As disclosed in the Company’s Current Report of Form 8-K filed on March 6, 2024, the Company is amending and restating its previously issued unaudited condensed consolidated financial statements for the Affected Period. In preparation of the December 31, 2023 consolidated financial statements, the Company identified an error within the unaudited condensed consolidated balance sheet as of September 30, 2023, related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The unaudited condensed consolidated financial statements are being amended and restated to correct the error in this Form 10-Q/A.

In connection with the restatement of the Company’s unaudited condensed consolidated financial statements for the Affected Period, the Company determined it is appropriate to correct for certain other previously identified immaterial errors.

The Company has also revised the unaudited condensed consolidated balance sheet as of December 31, 2022 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 to correct for the error described above as well as for certain other previously identified errors, which were considered immaterial both individually and in the aggregate to such unaudited condensed consolidated financial statements.

For more detailed financial information related to the restatement and revision, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements (Unaudited) – Nature of Business and Basis of Presentation. The following sections have been amended to reflect this restatement:

•Part I – Item 1. Financial Statements of Arhaus Inc, and Subsidiaries
•Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II – Item 4. Controls and Procedures
•Part II – Item 6. Exhibits

The Company’s management has previously concluded and disclosed that the Company's disclosure controls and procedures were not effective due to the existence of material weaknesses in the Company’s internal control over financial reporting ("ICFR"). The Company has evaluated the impact of the errors described above on its ICFR and concluded the existing material weaknesses resulted in these errors.

Further, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including currently dated certifications from its chief executive officer and chief financial officer with this Form 10-Q/A. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A sets forth the original Q3 Form 10-Q in its entirety, as amended to reflect the restatement and revisions. Except as specifically noted above, this Form 10-Q/A does not modify, amend or update disclosures in the original Q3 Form 10-Q and this Form 10-Q/A does not reflect events occurring after the filing of the original Q3 Form 10-Q or modify or update any other disclosures.

This Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the original Q3 Form 10-Q was filed.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	As Restated
Assets
Current assets
Cash and cash equivalents	$236,930	$145,181
Restricted cash equivalents	3,465	7,346
Accounts receivable, net	1,962	1,734
Merchandise inventory, net	268,960	286,419
Prepaid and other current assets	36,699	29,868
Total current assets	548,016	470,548
Operating right-of-use assets	309,572	257,347
Financing right-of-use assets	39,480	38,522
Property, furniture and equipment, net	183,073	140,613
Deferred tax asset	16,585	16,841
Goodwill	10,961	10,961
Other noncurrent assets	3,081	2,252
Total assets	$1,110,768	$937,084

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,138	$62,636
Accrued taxes	13,134	12,256
Accrued wages	12,015	20,860
Accrued other expenses	47,073	35,169
Client deposits	212,406	202,587
Current portion of operating lease liabilities	42,566	39,250
Current portion of financing lease liabilities	925	531
Total current liabilities	386,257	373,289
Operating lease liabilities, long-term	355,808	295,657
Financing lease liabilities, long-term	54,010	51,835
Deferred rent and lease incentives	2,032	2,272
Other long-term liabilities	4,173	4,336
Total liabilities	$802,280	$727,389
Commitments and contingencies (Note 9)
Stockholders' equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 52,749,450 issued and 52,666,334 outstanding and 51,437,348 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	52	51
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	87	87
Retained earnings	114,076	20,053
Additional paid-in capital	194,273	189,504
Total Arhaus, Inc. stockholders' equity	308,488	209,695
Total liabilities and stockholders' equity	$1,110,768	$937,084
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

Arhaus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2023	2022
	As Restated
Cash flows from operating activities
Net income	$94,023	$89,633
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,439	18,319
Amortization of operating lease right-of-use asset	24,733	21,976
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	16,037	8,731
Equity based compensation	5,752	2,613
Deferred tax assets	256	5,458
Amortization of cloud computing arrangements	386	—
Amortization and write-off of lease incentives	(241)	(224)
Insurance proceeds	60	—
Changes in operating assets and liabilities
Accounts receivable	(228)	(1,550)
Merchandise inventory	17,399	(84,228)
Prepaid and other assets	(8,448)	(6,217)
Other noncurrent liabilities	273	456
Accounts payable	(10,141)	8,524
Accrued expenses	3,502	23,682
Operating lease liabilities	(28,797)	(22,586)
Client deposits	9,819	(3,128)
Net cash provided by operating activities	145,824	61,459
Cash flows from investing activities
Purchases of property, furniture and equipment	(56,762)	(40,172)
Insurance proceeds	333	—
Net cash used in investing activities	(56,429)	(40,172)
Cash flows from financing activities
Principal payments under finance leases	(503)	(113)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,024)	—
Net cash used in financing activities	(1,527)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	87,868	21,174

Cash, cash equivalents and restricted cash equivalents
Beginning of period	152,527	130,908
End of period	$240,395	$152,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (continued) (Unaudited, amounts in thousands)

	Nine months ended September 30,
	2023	2022
	As Restated
Supplemental disclosure of cash flow information
Interest paid in cash	$3,962	$3,858
Interest received in cash	5,395	316
Income taxes paid in cash	28,856	20,579
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	8,804	4,471
Noncash financing activities:
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	(1,278)
Derecognition of build-to-suit assets as a result of ASC 842 adoption	—	(31,017)
Capital contributions	42	62
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
Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements

The Company identified an error within the unaudited condensed consolidated balance sheet as of September 30, 2023, related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The unaudited condensed consolidated balance sheet as of September 30, 2023 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023 have been restated to correct for this error.

In connection with the restatement of the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, we determined it is appropriate to correct for certain other previously identified immaterial errors.

The Company has also revised the unaudited condensed consolidated balance sheet as of December 31, 2022 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 to correct for the

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

error described above as well as for certain other previously identified errors, which were considered immaterial both individually and in the aggregate to such unaudited condensed consolidated financial statements.

We have also restated and revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.

The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	September 30, 2023
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Restated
Prepaid and other current assets	$63,140	$(26,441)	$36,699
Total current assets	$574,457	$(26,441)	$548,016

Operating right-of-use assets(1)	$314,378	$(4,806)	$309,572
Property, furniture and equipment, net	156,632	26,441	183,073
Total assets	$1,115,574	$(4,806)	$1,110,768

Current portion of operating lease liabilities(1)	$42,472	$94	$42,566
Total current liabilities	$386,163	$94	$386,257

Operating lease liabilities, long-term(1)	$360,708	$(4,900)	$355,808
Total liabilities	$807,086	$(4,806)	$802,280
Total liabilities and stockholders' equity	$1,115,574	$(4,806)	$1,110,768

(1) These identified adjustments are to correct other immaterial errors.

	Nine months ended
	September 30, 2023
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	As Restated
Cash flows from operating activities
Changes in prepaid and other assets	$(28,952)	$20,504	$(8,448)
Changes in accounts payable	(4,093)	(6,048)	(10,141)
Net cash provided by operating activities	$131,368	$14,456	$145,824

Cash flows from investing activities
Purchases of property, furniture and equipment	$(42,306)	$(14,456)	$(56,762)
Net cash used in investing activities	$(41,973)	$(14,456)	$(56,429)

Supplemental disclosure of cash flow information
Noncash operating activities:
Lease incentives	$7,313	$(7,313)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$2,756	$6,048	$8,804

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$37,371	$(7,503)	$29,868
Total current assets	$478,051	$(7,503)	$470,548

Operating right-of-use assets	$252,055	$5,292	$257,347
Property, furniture and equipment, net	135,066	5,547	140,613
Other noncurrent assets	296	1,956	2,252
Total assets	$931,792	$5,292	$937,084

Current portion of operating lease liabilities	$39,744	$(494)	$39,250
Total current liabilities	$373,783	$(494)	$373,289

Operating lease liabilities, long-term	$289,871	$5,786	$295,657
Total liabilities	$722,097	$5,292	$727,389
Total liabilities and stockholders' equity	$931,792	$5,292	$937,084

	Nine months ended
	September 30, 2022
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(11,249)	$5,032	$(6,217)
Changes in accounts payable	10,334	(1,810)	8,524
Net cash provided by operating activities	$58,237	$3,222	$61,459

Cash flows from investing activities
Purchases of property, furniture and equipment	$(36,950)	$(3,222)	$(40,172)
Net cash used in investing activities	$(36,950)	$(3,222)	$(40,172)

Supplemental disclosure of cash flow information
Noncash operating activities:
Lease incentives	$7,532	$(7,532)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$2,661	$1,810	$4,471

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Client Deposits
Client deposits represent payments made by clients on orders. At the time of purchase, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of September 30, 2023 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
	As Restated
Tenant allowance receivable	$7,373	$4,312
Prepaid expenses	8,802	11,228
Right of return asset	2,576	2,938
Prepaid advertising	3,760	816
Prepaid cloud computing arrangements, net(1)	2,845	1,054
Other current assets	11,343	9,520
Total prepaid and other current assets	$36,699	$29,868

(1) Presented net of accumulated amortization of $1.2 million as of September 30, 2023.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	September 30, 2023	December 31, 2022
		As Restated
Assets
Operating lease assets	Operating right-of-use assets	$309,572	$257,347
Finance lease assets	Financing right-of-use assets	39,480	38,522
Total leased assets		$349,052	$295,869

Liabilities
Current operating leases	Current portion of operating lease liabilities	$42,566	$39,250
Non-current operating leases	Operating lease liabilities, long-term	355,808	295,657
Total operating lease liabilities		398,374	334,907

Current finance leases	Current portion of financing lease liabilities	925	531
Non-current finance leases	Financing lease liabilities, long-term	54,010	51,835
Total finance lease liabilities		54,935	52,366
Total lease liabilities		$453,309	$387,273

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease cost recognized within our condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2023 and 2022, respectively are as follows (amounts in thousands):

		Nine months ended September 30,		Three months ended September 30,
	Condensed Consolidated Income Statement Classification	2023	2022	2023	2022
Lease costs:
Operating lease costs	Cost of goods sold	$31,894	$25,798	$11,518	$8,716
Operating lease costs	Selling, general and administrative expenses	7,375	4,743	2,518	1,955
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	1,838	1,516	758	540
Interest expense on lease liabilities	Interest expense (income), net	3,852	3,758	1,316	1,270
Variable lease costs(1)	Cost of goods sold	28,474	26,764	9,327	9,961
Short term lease costs	Selling, general and administrative expenses	165	507	29	170
Total lease costs		$73,598	$63,086	$25,466	$22,612

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

Weighted Average Remaining Lease Term (In Years)	September 30, 2023	September 30, 2022
	As Restated
Operating leases	9.27	8.72
Finance leases	21.02	22.66
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

Weighted Average Discount Rate	September 30, 2023	September 30, 2022
	As Restated
Operating leases	5.94%	4.56%
Finance leases	9.63%	9.72%

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease liabilities at September 30, 2023 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
	As Restated		As Restated
Remainder of 2023	$15,087	$1,533	$16,620
2024	65,085	5,789	70,874
2025	61,146	5,789	66,935
2026	56,918	6,249	63,167
2027	53,111	6,060	59,171
2028	47,930	5,610	53,540
Thereafter	229,657	109,943	339,600
Total lease payments	528,934	140,973	669,907
Less: Amounts representing interest	(130,560)	(86,038)	(216,598)
Total	$398,374	$54,935	$453,309

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At September 30, 2023, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 3 to 17 years. The aggregate minimum rental payments over the term of the leases of approximately $159.5 million are not included in the above table.
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022, respectively is as follows (amounts in thousands):

	Nine months ended September 30,
	2023	2022
	As Restated
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$41,759	$35,587
Operating cash flows for finance leases	3,642	3,758
Financing cash flows for finance leases	503	113
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$76,375	$50,565
Finance leases	2,813	2,018

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement and revision of our condensed consolidated balance sheets and condensed consolidated statements of cash flows, as more fully described in Note 1 - Nature of Business and Basis of Presentation to the Notes to Condensed Consolidated Financial Statements (Unaudited) – Restatement and Revision of Previously Issued Condensed Consolidated

Financial Statements. For further detail regarding the restatement, see the “Explanatory Note” to this Quarterly Report on Form 10-Q/A.
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
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$145,824	$61,459
Net cash used in investing activities	(56,429)	(40,172)
Net cash used in financing activities	(1,527)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$87,868	$21,174
Net cash provided by operating activities
Comparison of the nine months ended September 30, 2023 and 2022
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2023, net cash provided by operating activities was $145.8 million and consisted of net income of $94.0 million and an increase of non-cash items of $68.4 million, which were partially offset by a change in working capital and other activities of $16.6 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $28.8 million primarily due to payments made under the related lease agreements, a decrease in accounts payable of $10.1 million, and an increase in prepaid and other assets of $8.4 million, which was partially offset by a decrease of merchandise inventory of $17.4 million, an increase in client deposits of $9.8 million and an increase in accrued expenses of $3.5 million, in the nine months ended September 30, 2023.
For the nine months ended September 30, 2022, net cash provided by operating activities was $61.5 million and consisted of net income of $89.6 million and increases of non-cash items of $56.9 million, which was partially offset by a change in working capital and other activities of $85.0 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $84.2 million, a decrease in operating lease liabilities of $22.6 million primarily due to payments made under the related lease agreements, an increase in prepaid and other assets of $6.2 million, a decrease in client deposits of $3.1 million, which was partially offset by an increase in accrued expenses of $23.7 million and an increase in accounts payable of $8.5 million in the nine months ended September 30, 2022.

Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments.
Comparison of the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, net cash used in investing activities was $56.4 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
For the nine months ended September 30, 2022, net cash used in investing activities was $40.2 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
Historical capital expenditures are summarized as follows:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash used in investing activities	$56,429	$40,172
Less: Landlord contributions	10,917	11,373
Total capital expenditures, net of landlord contributions	$45,512	$28,799
Total capital expenditures, net of landlord contributions increased by $16.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
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
•We did not design and maintain accounting policies, procedures and controls, or maintain documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties and assessing the reliability of reports and spreadsheets used in controls.
•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely or appropriately account for our incentive unit plan.

These material weaknesses resulted in a restatement of our previously issued annual consolidated financial statements as of and for the years ended December 31, 2020 and 2019 principally related to selling, general and administrative expenses and other long-term liabilities, and misclassifications in the balance sheets and statements of comprehensive income. These material weaknesses also resulted in immaterial adjustments recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2021 principally related to property, furniture and equipment, net; selling, general and administrative expenses; and misclassifications in the balance sheet and statement of cash flows.

In preparation of the December 31, 2023 consolidated financial statements, these material weaknesses resulted in a restatement as of and for the interim period ended September 30, 2023 and revisions as of and for the annual periods ended December 31, 2022 and 2021, and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023, principally related to prepaid and other current assets, and property, furniture and equipment, net, which resulted in misclassifications in the balance sheets and statements of cash flows and the timely recording of operating right-of-use assets and operating lease liabilities. There were also immaterial misstatements. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•Lastly, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
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
Remediation Activities
With the oversight of senior management and our Audit Committee, we have designed and begun to implement a remediation plan which includes:
•Updating our policies and procedures to establish and maintain effective segregation of duties for our accounting staff in relation to journal entries, reconciliations and other applicable processes.
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
Although we have developed and begun to implement our plan to remediate the material weaknesses and believe, based on our evaluation to date, that the material weaknesses will be remediated in a timely fashion, we cannot project a specific timeline on when the plan will be fully implemented. The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our ICFR in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare our consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected.
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

*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of March, 2024.

ARHAUS, INC.

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)