Form 10-K
period 2023-12-31
Arhaus, Inc.
filed 2024-03-11
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

Based on the closing sales price as reported on The Nasdaq Global Select Market on June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $211.9 million.

As of February 29, 2024, the registrant had 53,169,711 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•Disruption in our receiving and distribution system, including delays in the integration of our distribution centers and the possibility that we may not realize the anticipated benefits of multiple distribution centers;
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
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
Our vertical model, consisting of our design and product development teams, upholstery manufacturing capabilities, direct vendor sourcing, and direct-to-consumer selling, allows us to offer a differentiated approach to furniture and décor. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our curated assortments are presented across our merchandise sales channels in sophisticated, family friendly and unique lifestyle settings.
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
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our Showrooms are highly inspirational and function as an invaluable brand awareness vehicle, while our eCommerce platform acts as a virtual extension of our Showrooms. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2023, we operated 92 Showrooms in 29 states, consisting of 80 Traditional Showrooms, 8 Design Studios and 4 Outlets.
Our business witnessed strong performance over the last three years. Net revenue was $1,287.7 million, $1,228.9 million, and $796.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Demand comparable growth was 7.6%, 13.8%, and 45.3% in the years ended December 31, 2023, 2022 and 2021, respectively. Comparable growth was 1.4%, 51.6% and 51.0% in the years ended December 31, 2023, 2022 and 2021, respectively. Our long-standing direct sourcing partnerships were a significant contributor to our success, as many of our vendors increased capacity to help facilitate our net revenue growth. We benefited from these important, long-term relationships as our vendors worked with us to help meet the unprecedented increase in client demand and significant backlog that we experienced in recent years.
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

Highly Experiential Omni-Channel Approach
We strive to offer our products to our clients via our omni-channel approach and operate our business in a channel agnostic way. Leveraging our proprietary data and technology, we are able to meet our clients wherever they want to shop, whether online or in one of our 92 Showrooms. Our product development and omni-channel go-to-market capabilities, together with our infrastructure and significant scale, enable us to offer a compelling combination of design, quality and value that we believe provides an unmatched experience.
Showrooms. Our theater-like Showrooms act as an exceptionally strong brand-building tool and drive significant traffic. Our Traditional Showrooms average approximately 16,000 square feet. Our smaller format Design Studios, which are located in areas such as affluent second home markets where a lower square footage format is preferred, average approximately 5,000 square feet.
eCommerce. Our online capabilities are an important entry point into our ecosystem, providing our clients with research and discovery tools and allowing them to begin or complete transactions online. Our online design service professionals and virtual tools complement our eCommerce platform by engaging clients and providing them with expert design advice and capabilities. Driven by investment in our digital platform, we believe we can increase our eCommerce penetration over time.
Print and Digital Media. We distribute two large catalogs each year, a spring and a fall edition, in both an online and physical format to millions of households, which have yielded strong results. We also distribute catalogs for specific categories such as outdoor furnishings, special collections and certain holidays. In addition, we advertise consistently across digital platforms and regularly partner with social media influencers to drive brand awareness. Our print and digital media strategy drives both Showroom and eCommerce net revenue as it raises brand awareness and showcases new merchandise.
In-home Designer Services. We welcome all clients to use our complimentary in-home designer services with no appointment required. Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce platform to drive client conversion, order size and overall experience. In-home designer services provide a more personalized client experience and produce average order values (AOVs) over four times that of a standard order.
Strong Direct Global Sourcing Relationships
Our direct global sourcing relationships allow us to provide superior quality, differentiated customization and attractive value. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2023, can only be purchased from Arhaus. Coupled with our direct global sourcing network, we maintain highly adept in-house product design and development experts that partner with our vendors to innovate and create highly customized offerings. For more information on our Global Sourcing and Product Development see the “Our Products, Sourcing and Product Development” section below.
Superior and Consistent Unit Economics
Our inspirational, theater-like Showrooms have generated robust unit-level financial results, strong free cash flow and attractive, rapid returns on our investment. We have been successful across all geographic regions we have entered and have proven to be resilient to competitive entrants. Our Showrooms have performed well in large and small markets, urban and suburban locations and across various Showroom formats and layouts. Our average unit volumes are relatively consistent across the Northeast, West, Midwest and South regions. Further, our seamless omni-channel experience contributes significant uplift in our markets.

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
Expand Showroom Footprint. Our Showrooms are a key component of our brand. We believe the expansion of our Showroom footprint will give more clients the opportunity to experience our inspirational and premium lifestyle concept, increasing brand awareness and driving net revenue.
Enhance Digital Marketing Capabilities. Digital advertising, search, on-site offerings, and social media engagement are important branding and advertising vehicles. Using these engagement methods within our omni-channel model contributes significantly to our brand awareness. We believe that continued investment in brand marketing, data-led insights and effective consumer targeting will expand and strengthen our client reach.
Grow eCommerce Platform. eCommerce represents our fastest growing channel, with net revenue increasing by approximately 17% in 2023 compared to 2022. We believe recent growth is related to our successful website re-launch in late 2021, our enhanced marketing efforts, attractive product assortment and improving brand awareness. Our eCommerce platform enables our clients to shop anywhere at any time and begin or complete transactions online. Our new website creates a more interactive process through the use of virtual shopping tools that allow clients to visualize our products in their homes.
Optimize Product Assortment. We continue building our product assortment to attract new clients and encourage repeat purchases from existing clients. On an ongoing basis, we expand the product portfolio to address a breadth of lifestyles, home types and rooms within the home through new designs, materials, fabrics and colors to capture constantly evolving trends and client preferences.
Expand our Showroom Base and Capture Market Share
We have a Showroom presence in all four major geographic regions, and our top 10 Showrooms by net revenue are located in 9 different states. We have a significant whitespace opportunity both in existing and new markets. We believe we can support over 165 Traditional Showrooms in the United States. Our long-term plan anticipates opening five to seven new Traditional Showrooms plus incremental Design Studios, per year for the foreseeable future.
We employ a data-driven, thorough process to select and develop new Showroom locations. In selecting new locations, we evaluate data on specific market characteristics, demographics, client penetration and growth, along with considering the brand impact and opportunity of specific sites. In addition to our current Traditional Showroom model, our Design Studio format (approximately 5,000 sq. ft.) is an extension of our in-home design services and carries a highly curated product selection in smaller, attractive markets.
Enhance Omni-Channel Capabilities and Technology to Drive Growth
We have several initiatives that continue to enhance our omni-channel capabilities. Our approach begins in our visually captivating, theater-like Showrooms. Our Showrooms drive brand awareness and create meaningful marketing buzz and volume uplift when we open in new markets. Our unit growth strategy is highly complementary to our eCommerce platform. As Showrooms open in new markets, we experience significant growth in our eCommerce business and overall client engagement across channels.
Clients increasingly engage with us through digital methods including our website and social media. To capitalize on these trends and continue increasing our client base, we continue to leverage data analytics to improve the client journey from the moment clients begin browsing online or enter our Showrooms. This will allow us to target clients with personalized digital offerings to increase online conversion and client lifetime value.
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
Our Design Studio format, which also leverages these state-of-the-art tools, has experienced positive client receptivity, with the new format outperforming our expectations. We see tremendous growth potential across our omni-channel platform by increasing our ability to make data-driven decisions and maintaining a comprehensive focus on the client journey. We will continue to innovate and invest in value-added digital and technological capabilities across our omni-channel footprint.
Invest in Growth to Build Scale and Enhance Margins
We have the opportunity to further drive net revenue and enhance operating margins by continuing to focus on our operating efficiency, including distribution and manufacturing capacity.
Enhanced Distribution Efficiency and Capacity. We have made, and will continue to make, investments in our infrastructure including our distribution network, IT capabilities and geographic footprint to improve operational efficiency and ready our platform for the next stage of growth. Our existing distribution center and corporate office in Ohio was expanded by approximately 229,500 square feet in 2022. Our North Carolina facility opened in December 2021 and has approximately 307,000 square feet of distribution capacity. Furthermore, our Texas distribution center, opened in July 2022 and has approximately 800,700 square feet. The additional distribution centers will continue to streamline shipping times and further support our growing footprint and resulting demand.
Increasing Domestic Manufacturing Capacity. Our North Carolina facility doubled our in-house upholstery manufacturing capacity, improved our production efficiency and increased production square footage from 150,000 to 190,000.
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
Our Products, Sourcing and Product Development
We are a lifestyle brand and omni-channel retailer of premium home furnishings focused on providing livable luxury to clients. Our unique concept is dedicated to bringing clients heirloom quality, artisan-made furniture and décor. We travel the globe gathering inspiration for and curating our collection, as well as selecting vendors that provide quality materials and artisan craftsmanship. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2023, can only be purchased from Arhaus. We offer a wide range of product categories designed to be used and enjoyed throughout the home, including furniture, outdoor, lighting, textiles, and décor.
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
Many of our products are conceived of, and developed by, our in-house design team of over 50 highly skilled and experienced members. We have and will continue to significantly invest in our product development capabilities, including key strategic hires made over the past few years. We believe these investments will allow us to enhance our competitive advantages of offering clients premium quality and customized product at a compelling value and ultimately drive net revenue growth.
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

We have a diversified base of over 400 vendors, and our top 10 vendors represent approximately 60% of our net revenue. Only one of our vendors accounts for more than 10% of our net revenue, and one other vendor accounts for more than 5% of net revenue. In 2023, approximately 40% of our net revenues and products were produced or sourced from vendors located in North America.
In addition to product design and development, we have upholstery manufacturing capabilities which allow us to create intricate, high quality products at attractive prices and margins. Our ability to innovate, curate products, categories, and services, then rapidly scale across our omni-channel infrastructure is a powerful platform for continued long-term growth. Our vertical model and direct sourcing furnish clients with superior quality products and compelling value at attractive profit margins. We reported gross margin as a percent of net revenue of 42.0%, 42.7% and 41.4% for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Showrooms
As of December 31, 2023, we operated 92 Showrooms in 29 states. Our Showroom composition includes 80 Traditional Showrooms, 8 Design Studios and 4 Outlets. Our Traditional Showrooms average approximately 16,000 square feet and our smaller format Design Studios average approximately 5,000 square feet. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our Showrooms convey our carefully curated, livable luxury concept in a tangible format designed to showcase product in fully appointed rooms and to help clients reimagine their homes. Each Showroom may vary in product display and design elements depending on regional factors influencing client design preferences. Our Showroom layouts are constantly updated as our highly trained and creative visual managers determine new ways to optimize and maximize the appeal and inspirational nature of our Showrooms. Our sales associates earn commissions, which can comprise a significant portion of their compensation.
The following lists the number of Showrooms in each U.S. state where we operate as of December 31, 2023:

Locations	Showrooms	Locations	Showrooms
Alabama	1	Minnesota	1
Arizona	2	Missouri	1
California	10	New Hampshire	1
Colorado	5	New Jersey	5
Connecticut	2	New York	4
Florida	8	North Carolina	3
Georgia	2	Ohio	9
Illinois	5	Pennsylvania	3
Indiana	1	South Carolina	1
Kansas	1	Tennessee	1
Kentucky	2	Texas	7
Louisiana	1	Utah	1
Maryland	4	Virginia	4
Massachusetts	3	Wisconsin	1
Michigan	3

The following lists the composition of our Showrooms as of:

	2023	2022
Traditional Showrooms	80	72
Design Studios	8	6
Outlets	4	3
Total Showrooms	92	81
eCommerce
Our eCommerce platform allows our clients to shop our product assortment and experience the unique lifestyle settings reflected in our Showrooms and print media. Our website creates a more interactive shopping process through the use of virtual shopping tools to aid clients in visualizing our products in their homes.
Our eCommerce platform also provides our clients with the ability to chat with a designer through our online design services tools. We update our website regularly to reflect new products, product availability and special offers.
Print and Digital Media
Our spring and fall catalogs are distributed in both digital and physical formats. In addition to our two seasonal catalogs, we distribute catalogs for specific categories such as outdoor furnishings, special collections and certain holidays. We employ a targeted approach with our print and digital media and also identify lifestyle-driven opportunities to reach potential clients, such as sending postcards or small mailers to clients and potential clients who have recently moved. We also employ a digital strategy to reach clients and potential clients through social media, influencers and other digital marketing.
In-home Designer Services
Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce platform to drive client conversion, order size and overall experience. Our in-home designer services provide a more personalized client experience and produce AOVs over four times that of a standard order. We welcome all clients to use our complimentary in-home designer services with no appointment required. As of December 31, 2023, we had 110 in-home designers in 78 Showrooms compared to 84 in-home designers in 65 Showrooms as of December 31, 2022.
Real Estate Strategy
Our Showrooms have historically been in high traffic locations, and we favor top tier locations near luxury and contemporary retailers that we believe are consistent with our target clients’ demographic and shopping preferences.
From January 1, 2022 to December 31, 2023, we successfully opened or relocated 18 new Showrooms. Our recent Showroom growth is summarized in the following table:

	2023	2022
Showrooms open at beginning of period	81	79
Showrooms opened (1)	14	4
Showrooms closed for relocations	(3)	(1)
Showrooms closed permanently	—	(1)
Showrooms open at end of period	92	81

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
We believe there is potential to more than double our current Traditional Showroom base to over 165 locations in the United States in both new and existing markets. Illustrated by the success of our geographically diverse Showroom footprint, our omni-channel model has performed well in every region of the country, across retail formats and across market sizes. At December 31, 2023, our top 10 Showrooms by net revenue are located in 9 different states, and our model has proven successful in a variety of markets and economic cycles. Our goal is to open five to seven new Traditional Showrooms plus incremental Design Studios, per year for the foreseeable futur~~e~~. We are disciplined in our approach to opening Showrooms in top tier locations and expect to continue our prudent approach as we continue to grow our Showroom footprint.

Distribution and Delivery
We manage the distribution and delivery of our products through our distribution centers in Boston Heights, Ohio, Dallas, Texas and Conover, North Carolina. Additionally, we partner with third-party vendors to provide home delivery services to our clients. These distribution centers serve all of our channels. Our Boston Heights, Ohio facility is approximately 1,003,500 square feet, approximately 900,000 square feet of this facility is dedicated to distribution and the remainder serves as our corporate headquarters. Our Dallas, Texas facility is approximately 800,700 square feet and is managed by a third party. Our facility in North Carolina has approximately 497,000 square feet of space, with approximately 307,000 square feet dedicated to distribution and the remainder primarily dedicated to manufacturing.
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
Competition
The U.S. home furnishings and décor market is highly fragmented and competitive with approximately 23,000 retail establishments as of 2022, according to Bureau of Labor Statistics. We compete with national, regional and local home furnishing retailers, department stores, mail-order catalogs, online retailers focused on home furnishings, interior design trade and specialty showrooms, antique dealers and other merchants that provide unique items and custom-designed product offerings.
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
Intellectual Property
Our intellectual property has significant value and we vigorously protect it against infringement. The “Arhaus®,” “Arhaus Furniture®,” “Arhaus the Loft®,” and “Arhaus Your Home®” trademarks are registered in the United States Patent and Trademark Office. The “Arhaus®” trademark is also registered with the China National Intellectual Property Administration (CNIPA) and the Canadian Intellectual Property Office. Our trademark registrations are valid and subsisting and are renewable at the end of their term. In addition, we own the domain names “arhaus.com,” “arhaus.net,” and “arhausfurniture.com.” These domain names are renewable.

Human Capital
As of December 31, 2023, we had approximately 2,280 employees and 10 temporary employees, including approximately 130 part-time employees. As of that date, approximately 1,000 of our employees were based in our Showrooms, 420 of our employees were based in our warehouses, distribution centers and third party logistic warehouses, 230 of our employees were based in our manufacturing facility, and 640 of our employees were based in our corporate headquarters. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relationship with our employees is positive.
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
Diversity, Equity and Inclusion
We believe that much of our success is rooted in the diversity of our teams and our commitment to a diverse and inclusive culture. We value diversity at all levels and focus on extending our diversity and inclusion initiatives across our entire workforce. We continue to foster a culture of inclusion, diversity, and equity in which everyone is respected, valued, and has an equal opportunity to contribute and thrive. Our commitment is unwavering, and we are steadfast in maintaining our focus on building a workforce that represents the many clients we serve and the communities in which we operate.
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
•disruption in our receiving and distribution system or increased costs as a result of our recently opened distribution and manufacturing centers;
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
•risks posed by a pandemic should an outbreak of an infectious disease occur; and
•the dual class structure of our common stock, which has the effect of concentrating voting power with our Founder and the Founder Family Trusts, gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders, and their interests may conflict with ours or those of our stockholders.
Risks Related to Our Business and Industry
We may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue to expand our operating and retail infrastructure, including adding new Showrooms, increasing sales and marketing efforts, growing our eCommerce platform, enhancing our omni-channel capabilities, expanding into new geographies, developing new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be costlier than we expect, and we cannot guarantee that we will be able to increase our net revenue to offset our operating expenses. Our net revenue growth may slow or our net revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to maintain profitability.

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
Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as the initial periods of significant economic uncertainty and reduced economic activity as a result of the COVID-19 pandemic as well as slowdowns in the housing market. In addition, our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit. In particular, our business performance is linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate are expected to have an impact on the strength of our business in those local markets, including with respect to volatility in consumer demand and sentiment. Our business trends are frequently correlated closely with conditions in financial markets including the stock market. The global economic environment is currently in a period of widespread uncertainty as governments and central banks continue to respond to supply chain issues and inflation on business conditions. In the event that equity and credit markets experience volatility and disruption, consumer demand for our product and our results of operations may be adversely affected.
In addition, our rates of revenue growth have fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including:
•the overall economic and general retail sales environment, including the effects of uncertainty relating to consumer spending, such as inflation and increased interest rates;
•the availability of our products and the impact of delays or disruption in our supply chain;
•consumer preferences and demand;
•the number, size and location of the Showrooms we open, close, remodel or expand in any period;
•our ability to efficiently source and distribute products;
•changes in our product offerings and the introduction, and timing thereof, of new products and new product categories;
•promotional events by us or our competitors;
•our competitors introducing similar products or merchandise formats;
•the distribution of our spring and fall catalogs each year;
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
Our business model includes offering exclusively designed, high-quality products, and we purchase the vast majority of our merchandise from a number of third-party vendors. Although we do not rely on one or a small group of vendors for a majority of our products, and we have longstanding relationships with many of our vendors, some vendors are the sole sources for particular products, and we may be dependent on particular vendors that produce popular items, and may not be able to easily find another source if a vendor discontinued selling to us. For example, we purchased upholstery products representing approximately 10% of our total net revenue in 2023 from McCreary Modern, Inc. If any of our vendors, including our significant or sole-source vendors, were unable or unwilling to continue to sell us product, we may be unable to replace quickly or effectively the products sold to us by such vendor, or do so on similar or favorable terms, which could have an adverse impact on our business.
Some of our products are produced by artisans, specialty vendors and other vendors that are small and may be undercapitalized, unable to scale production or have limited production capacity, and we have from time to time in prior periods experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits, including production and shipping delays in our vendor base. In addition, the expansion of our business into new markets or new product introductions could put pressure on our ability to source sufficient quantities of our products from such vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. Even if we do identify such new vendors, we may experience product shortages, client backorders and delays as we transition our product requirements to incorporate alternative vendors. Our relationship with any new vendor would be subject to the same or similar risks as those of our existing vendors.
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
Although our Showrooms are based solely in the United States, we rely on foreign manufacturers and vendors to supply a significant portion of our merchandise. Approximately 60% of our net revenue was generated from sales of products from vendors outside of North America during 2023. Our significant international supply chain increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions, political instability, international conflicts, acts of terrorism, natural disasters, epidemics (including the COVID-19 pandemic), transportation delays, dock strikes, inefficient freight requirements, restrictive actions by foreign governments, changes in foreign laws, trade policy and regulations affecting exports, or changes in U.S. laws, trade policy and regulations affecting imports or domestic distribution.
All of our products imported into the United States are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties or tariffs, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our vendors are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. The U.S. government has enacted certain tariffs and proposed additional tariffs on many items sourced from China, including certain furniture, furniture parts, and raw materials for domestic furniture manufacturing products imported into the United States. Although we have not historically purchased a significant amount of product from China, we may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our clients or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
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
We rely upon, and have contracts with, third-party carriers to transport products from our vendors and to our distribution centers, third-party warehouses and Showrooms for delivery to our clients. As a result of our dependence on third-party providers, we are subject to risks, including labor disputes, union organizing activity, adverse weather, natural disasters, climate change, the closure of our carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, international conflicts, outbreaks of disease (such as the COVID-19 pandemic) or other factors affecting such carriers’ ability to provide delivery services and meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. For example, due to the outbreak of the COVID-19 pandemic, our third-party providers experienced transportation disruptions and restrictions, labor shortages, vessel schedule changes, congestion and delays at ports, and a shortage of shipping containers needed to ship our products, which adversely impacted our inventory levels and resulted in a high number of client backorders. Recently, we have experienced delays related to disruptions in international shipping channels. Failure to deliver merchandise in a timely and effective manner could cause clients to cancel their orders and could damage our brand and reputation, which could have a material adverse effect on our business, financial condition, operating results and prospects. Our reputation for providing a high level of client service is dependent on such third-party transportation providers delivering our product shipments in a timely manner. Further, in the event of delays by a third-party carrier, we may have to transition to a different third-party carrier, and such transition can take months to effectuate. In addition, fuel costs have been volatile, and transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
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
Due to the uncertainty of commodity price fluctuations and inflation, we may not be able to pass some or all of these increased costs on to our clients, which may result in lower margins. Even if we are able to pass these increased costs on to our clients, we may not be able to do so on a timely basis. Accordingly, any rapid and significant changes in commodity prices or other supply chain costs may have a material adverse effect on our gross margins, operating results and financial performance.

Our business and operating results may be harmed if we are unable to timely and effectively deliver merchandise to our clients and manage our supply chain.
If we are unable to effectively manage our inventory levels and the responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within our distribution centers, our business and operating results may be harmed. For example, in recent years we experienced elevated levels of demand for many of our products, and as a result, encountered delays in fulfilling this demand and replenishing to appropriate inventory levels. Furthermore, demand for our products is influenced by certain factors, like the popularity of certain Showroom aesthetics, cultural and demographic trends, marketing and advertising expenditures, and general economic conditions, all of which can change rapidly and result in a quick shift in consumer demand. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the consumer tastes for each of our target consumer demographics. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market or to constraints in our supply chain if our vendors do not have the capacity to handle elevated levels of demand for part or all of our orders or could experience delays in production for our products. If we misjudge either the market for our merchandise or our clients’ purchasing habits or we experience continued or lengthy delays in fulfilling client demand, our clients could shop with our competitors instead of us, which could harm our business. Additionally, much of our merchandise requires that we provide vendors with significant ordering lead times and we may not be able to source sufficient inventory if demand for a product is greater than anticipated. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our Outlets or other liquidation channels at prices that are significantly lower than our retail prices, any of which would negatively impact our business and operating results. The inability to respond quickly to market changes could have an impact on our expected growth potential and the growth potential of the market.
Our business has been and may continue to be affected by the significant and widespread risks posed by an outbreak of infectious disease, such as the COVID-19 pandemic.
The global outbreak of COVID-19, and the resulting health crisis, caused significant and widespread disruptions to the U.S. and global economies, financial and consumer markets, and our business. The COVID-19 outbreak in the first quarter of 2020 caused disruptions to our business operations. In our initial response to the COVID-19 health crisis, we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations, minimizing expenses and delaying investments, including pausing some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth quarters of 2020 as a result of both the reopening of our Showrooms and also strong consumer demand for our products.
During the course of the COVID-19 pandemic, public health officials and other governmental authorities imposed mitigation measures, regulations and requirements to address the spread of COVID-19. Public health officials and other governmental authorities also imposed directives that required changes in our business practices. The scope and duration of these mitigation measures and directives evolved throughout the course of the COVID-19 pandemic. Depending on the future course of any outbreaks of infectious diseases, we may experience restrictions and temporary closures of our Showrooms and Outlets.
Although we continued to serve our clients and operate our business throughout the COVID-19 pandemic, there can be no assurance that future outbreaks of infectious diseases will not have an effect on our business, results of operations or financial condition. Future adverse developments in connection with infectious disease outbreaks, including further outbreaks and new strains or variants of COVID-19, evolving international, federal, state and local restrictions and safety regulations in response to such outbreaks, changes in consumer behavior and health concerns, the pace of economic activity, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.
Due to COVID-19, we experienced constraints in our merchandise supply chain, which resulted in delays in the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels.

COVID-19 also impacted a range of factors involved in the development of new Showrooms, including delays in construction, permitting and other necessary governmental actions. We may experience disruptions in the event of future outbreaks, which may require changes to our real estate strategy and related capital expenditure. We may also be required to make lease payments in whole or in part for Showrooms that are required to close in the event of resurgences in COVID-19 or other similar outbreaks. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.
In addition, governmental authorities imposed regulations or requirements with respect to the compensation of our employees or the manner or location in which our employees may work. At various times during the COVID-19 pandemic, many of our employees were subject to state and local shelter-in-place requirements, which varied over time and resulted in many members of our team being required to work remotely. In the event necessary in the future, these working arrangements and other related restrictions, including severe limitations on travel, may have an effect on our operations and the ability of our executives to lead our teams. Although we have technology and other resources to support such work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these types of restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with an outbreak of infectious disease, our operations may be negatively affected, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.
To the extent outbreaks of infectious diseases adversely affect our business, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We are subject to the SEC’s internal control over financial reporting (“ICFR”) and auditor attestation requirements.
During the course of preparing for our IPO, we identified material weaknesses in our ICFR as described below and these material weaknesses remained outstanding as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
•Enhancing the design of the control activity over the review of our consolidated balance sheet and statement of cash flows to ensure the classification of operating and investing activities is appropriately presented in the statement of cash flows.
While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress under our remediation plan. As of December 31, 2023, we:
•Commenced the design and implementation of formal processes, policies, and procedures supporting our financial close process, including formalizing procedures over the review of financial statements.
•Commenced the design and implementation of policies and procedures to establish and maintain segregation of duties for our accounting staff in relation to journal entries and account reconciliations.
•Continue to hire additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements.

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
Our headquarters and a primary distribution center are located outside of Cleveland, Ohio. We also have distribution centers in North Carolina and Texas. Any extreme weather, natural or man-made disasters, catastrophic events, terrorism, blackouts, widespread illness or unfavorable regional economic conditions could materially adversely affect our business. Such events could result in physical damage to or destruction or disruption of one or more of our properties, physical damage to or destruction of our inventory, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions.
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
We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Facebook and Pinterest accounts, as well as our own content on our website. We maintain relationships with many social media influencers and may engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to use social media platforms as marketing tools in a cost-effective manner or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new clients and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.
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
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our brand, grow our business, attract new clients and retain existing clients. In particular, we rely on search engines, such as Google, and social media platforms such as Instagram, Facebook and Pinterest as important marketing channels. In addition to purchasing traditional advertising space on search engines and social media platforms, we also partner with influencers who promote our brand and products to their followers. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively market through these channels. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our social media influencer partners will be interested in buying our products, or if our influencer partners will maintain their follower numbers throughout the time of our partnerships. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
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
We are continuing to grow our omni-channel business model. While we interact with many of our clients through our Showrooms, our clients are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our Showrooms. Our clients also engage with us online through our social media channels, including Instagram, Facebook and Pinterest, by providing feedback and public commentary about aspects of our business. Omni-channel retailing is rapidly evolving. Our success depends, in part, on our ability to anticipate and implement innovations in client experience and logistics in order to appeal to clients who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to continue to implement our omni-channel initiatives or provide a convenient and consistent experience for our clients across all channels that delivers the products they want, when and where they want them, our financial performance and brand image could be adversely affected.

Our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of opening new Showrooms. We may be unable to successfully open and operate new Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
As of December 31, 2023, we had 92 Showrooms, including four Outlet stores, in 29 states in the United States. A major part of our organic growth strategy consists of increasing our Showroom base. Such large-scale projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. We experienced some delays in certain projects on account of the COVID-19 pandemic’s impact on business conditions and may experience similar delays in the future due to COVID-19 or other similar outbreaks of infectious diseases. There can be no assurance that we will succeed in opening additional Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
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
•adapt our Showrooms to address public health concerns or public health crises;
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
We collect deposits from our clients at the time of purchase and in advance of delivering products, and as of December 31, 2023, we had approximately $174 million in client deposits. If there were disruptions in the financial markets or economy that led to significant client order cancellations, there can be no assurance that we will have the cash or cash equivalents to refund all client deposits for cancelled orders. If we are unable to refund client deposits or use our client deposits as a source of funding for our operating activities, our reputation and brand may be damaged and our funding costs may increase, which would have a material adverse effect on our business, financial results and condition.
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
Our eCommerce channel currently represents approximately 19% of total net revenue in 2023. We believe eCommerce offers a significant growth opportunity and our strategy includes investment in and expansion of our digital platform and eCommerce channel. The success of our eCommerce business depends, in part, on third parties and factors over which we have limited control. We must continuously respond to changing consumer preferences and buying trends relating to eCommerce usage, including an emphasis on mobile eCommerce. Our success in eCommerce has been strengthened in part by our ability to leverage the information we have on our clients to infer client interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
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

Expectations of our company relating to corporate responsibility factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, clients and other key stakeholders concerning corporate responsibility. We expect that an increased focus on corporate responsibility considerations will affect some aspects of our operations. There are a number of constituencies that are involved in a range of corporate responsibility issues including investors, special interest groups, public and consumer interest groups and third party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to corporate responsibility, which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect client perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding corporate responsibility matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.
Risks Related to Our Indebtedness
We are party to a revolving credit facility that contains covenants, which may restrict our current and future operations and could adversely affect our ability to execute our business needs.
Our $75 million revolving credit facility that is subject to a borrowing base availability calculation (the “Revolving Credit Facility”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, contains restrictive covenants that limit our ability to, among other things, incur certain additional indebtedness, make certain investments, merge, dissolve, liquidate or consolidate all or substantially all of our assets, make certain dispositions or restricted payments, enter into certain transactions with affiliates or make certain amendments to our organizational documents. The terms of the Revolving Credit Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. Further, complying with these covenants could make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against our competitors who may not be subject to such restrictions. In addition, we may not be able to generate sufficient cash flow to meet the financial covenants or pay the principal or interest thereunder.
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
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting power with John Reed (our “Founder”) and (i) the Reed 2013 Generation Skipping Trust, which is an irrevocable trust and of which Messrs. Adams and Beargie are trustees and (ii) the 2018 Reed Dynasty Trust, which is an irrevocable trust and of which Messrs. Adams and Beargie are trustees (collectively, the “Founder Family Trusts”), which gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders under our certificate of incorporation and applicable law or stock exchange rules, and their interests may conflict with ours or those of our stockholders.
Each share of our Class B common stock entitles its holders to ten votes per share on all matters presented to our stockholders generally, while each share of our Class A common stock entitles its holders to one vote per share on all matters presented to our stockholders generally. Our Founder and (i) the John P. Reed Trust dated 4/29/1985, as amended, of which Mr. Reed is trustee, (ii) the Reed 2013 Generation Skipping Trust, of which Messrs. Adams and Beargie are trustees, and (iii) the 2018 Reed Dynasty Trust, of which Messrs. Adams and Beargie are trustees (collectively, “the Class B Trusts”) control the voting power of all of the outstanding Class B common stock. As of February 15, 2024, our Founder beneficially holds approximately 32.13% of our outstanding capital stock and controls approximately 48.77% of the voting power of our outstanding capital stock. As of February 15, 2024, the Founder Family Trusts beneficially hold approximately 29.97% of our outstanding capital stock and control approximately 45.48% of the voting power of our outstanding capital stock. The current independent co-trustees of the Founder Family Trusts, Albert Adams and Bill Beargie, are also directors of the Company. Our Founder does not have the right to direct or control the voting of the shares of Class B common stock that are held by the Founder Family Trusts, and the independent co-trustees have sole voting and dispositive power over the Class B common stock held by the Founder Family Trusts. However, our Founder is the settlor of the Founder Family Trusts and is related to a majority of the beneficiaries of the Founder Family Trusts, and his views may be taken into account by the co-trustees and others related to the Founder Family Trusts.
Further, there is an investor rights agreement that contains agreements among FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., (the “Freeman Spogli Funds”), the Founder and the Class B Trusts with respect to the voting on the election of directors and board committee membership. Other than the investor rights agreement, we are not aware of any other voting agreement among the Class B Trusts and/or our Founder, but if such a voting agreement or similar arrangement exists or were to be consummated, or if all or some of the Class B Trusts and our Founder were to act in concert, our Founder and the Class B Trusts would have the ability to control our management and affairs and determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock, and would be able to cause or prevent a change in the composition of our Board of Directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of any sale of the Company and might ultimately affect the market price of our Class A common stock. Accordingly, our Founder and the Class B Trusts may approve transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain indices have eligibility criteria that exclude companies with multiple classes of shares of common stock. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock has and may continue to prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. In addition, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price for our Class A common stock could be adversely affected.
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

•natural or man-made disasters or other similar events including health issues or pandemics; and
•global economic, legal and regulatory changes unrelated to our performance.
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
Our director who has a relationship with Freeman Spogli & Co. may have a conflict of interest with respect to matters involving us.
One of our directors is affiliated with Freeman Spogli & Co. (“Freeman Spogli”) and, as of February 15, 2024, Freeman Spogli affiliated entities own approximately 8.75% of the outstanding common stock and 1.33% voting power of the Company. This director has fiduciary duties to both us and Freeman Spogli. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to Freeman Spogli or certain related parties or any of our directors who are employees of Freeman Spogli or its affiliates such that Freeman Spogli and its affiliates will be permitted to invest in competing businesses or do business with our customers. Under the amended and restated certificate of incorporation, subject to the limitations set forth therein, Freeman Spogli is not required to tell us about a corporate opportunity, may pursue that opportunity for itself or it may direct that opportunity to another person without liability to our stockholders. To the extent they invest in such other businesses, Freeman Spogli may have differing interests than our other stockholders.

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act and in the future will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and additional disclosure obligations.
We previously qualified as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, we have previously not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s total annual gross revenues exceeding $1.235 billion as of December 31, 2023, we lost our emerging growth company status beginning with this Annual Report on Form 10-K for the year ending December 31, 2023.

As a result, our independent registered public accounting firm was required for the first time to provide the attestation report on our system of internal control over financial reporting in this Annual Report on Form 10-K and will be required to do so in subsequent Annual Reports. If we are unable to in any such Annual Report assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected. At this time, we are unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting.
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
Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock. In the aggregate, as of February 15, 2024, our Founder beneficially owns 45,078,259 shares of our Class B common stock, and the Founder Family Trusts, in the aggregate, beneficially own 42,037,341 shares of Class B common stock, representing all of the outstanding shares of Class B common stock. The shares of Class B common stock beneficially owned by our Founder represent approximately 48.77% of our total voting power. The shares of Class B common stock beneficially owned by the Founder Family Trusts represent, in the aggregate, approximately 45.48% of our total voting power. Furthermore, two Freeman Spogli affiliated entities, FS Equity Partners VI, L.P. and FS Affiliates VI, L.P., own 11,777,253 and 500,290 shares of Class A common stock, respectively.
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
In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can evaluate the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. See Item 9A Controls and Procedures, for management’s annual report on internal control over financial reporting as of December 31, 2023.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We are regularly subject to cyberattacks and other cybersecurity incidents. In response, we evaluate and implement cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our management team collaborates with our Information Security function, led by our Chief Information Officer (“CIO”) to gather insights for assessing, identifying and managing cybersecurity threat risks, their severity, and potential mitigations.
We assess our information security program against the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This program includes policies, processes and procedures to help assess and identify our cybersecurity risks and inform how security measures and controls are developed, implemented and maintained. Such risk assessments along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls and impact of controls on operations.
We consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. In addition, we continue to expand training and awareness practices to mitigate risk from human error, including mandatory computer-based training and internal communications for employees. Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We provide prompt feedback (and, if necessary, additional training or remedial action) based on the results of such exercises. Our processes also considers cybersecurity risks associated with our use of third-party service providers including suppliers, software and cloud-based service providers during contracting and vendor selection processes.
In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), the Company has a written incident response plan outlining how to address cybersecurity events that occur. The plan sets forth the steps for coordination among various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure, comply with applicable legal obligations and mitigate the impact to our brand and reputation and on impacted parties. We also maintain insurance coverage that, subject to its terms and conditions, is intended to help us cover certain costs associated with cybersecurity incidents and information system failures.
The Company (or the third parties it relies on) may not be able to fully, continuously, or effectively design and implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine whether and how to implement certain security controls and it is possible that we may not implement the necessary controls if we are unable to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate cybersecurity risks. Cybersecurity events, when detected by security tools or third parties, may not always be identified immediately or addressed in the manner intended by our cybersecurity incident response plan.
Impact of cybersecurity risks on business strategy, results of operations or financial condition
Based on the information available as of the date of this Form 10-K, we have no reason to believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see Item 1A, “Risk Factors” in this Form 10-K.
Cybersecurity Governance
Our cybersecurity risk management and strategy processes are led by our CIO. Our cybersecurity team has experience in various roles across multiple industries involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments.

Cybersecurity is an important part of our overall risk management processes and the Audit Committee of our Board of Directors has primary oversight responsibility for the Company’s cybersecurity and other technology risks. The Committee reviews and discusses with management our cybersecurity, privacy and data security programs, the status of projects to strengthen internal systems and any significant cybersecurity incidents, including recent incidents at other companies and the emerging threat landscape. The Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks. In addition, our Board receives periodic updates regarding our cybersecurity program.
Item 2. Properties
Our headquarters and primary distribution center are located at 51 E. Hines Hill Road, Boston Heights, Ohio, just outside of Cleveland, Ohio. We believe that our current headquarters and facilities are well maintained. The following table sets forth the location, use and size of our corporate, distribution, manufacturing, warehouse, and retail facilities as of December 31, 2023:

Location	Use	Approximate Square Footage
Boston Heights, Ohio(1)	Corporate headquarters and distribution center	1,003,500
Conover, North Carolina(1)	Distribution center and manufacturing facility	497,000
Dallas, Texas(1)	Distribution center	800,700
Walton Hills, Ohio(1)	Warehouse	235,900
Traditional Showrooms, Design Studios and Outlets(1)(2)	Retail	1,438,200

(1) See Note 7 - Leases to our Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) We lease our Traditional Showrooms, Design Studios and Outlets in multiple locations across 29 states.
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
We are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See Note 13—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
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
Share Repurchases
The following table contains information with respect to repurchases of shares made by the Company during the three months ended December 31, 2023. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
October 2023	332	$8.90	—	$—
November 2023	—	—	—	—
December 2023	929	9.81	—	—
Total	1,261	$9.57	—	$—
Holders of Record
As of February 29, 2024, there were 136 stockholders of record of our Class A common stock and 4 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or other nominees. The number of holders of record presented here also does not include beneficial stockholders whose shares may be held in trust by other entities.
Dividend Policy
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.
Stock Performance Graph
The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the Dow Jones U.S. Furnishings Index. The graph assumes $100 was invested in our Class A common stock at the market close on November 4, 2021, which was the first day our Class A common stock began trading, and its relative performance is tracked through December 31, 2023. The graph uses the closing market price on November 4, 2021 of $12.80 per share as the initial value of our Class A common stock. Data for the Nasdaq Global Composite Index and Dow Jones U.S. Furnishings Index assumes reinvestment of dividends. The performance shown in the graph below is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Class A common stock.
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
11/04/21
11/30/21
12/31/21
03/30/22
06/30/22
09/30/22
12/31/22
03/30/23
06/30/23
09/30/23
12/31/23
ARHS
Nasdaq Composite Index
Dow Jones U.S. Furnishings Index

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have prepared this Management's Discussion and Analysis (“MD&A”) as an aid to understanding our financial results. It should be read together with the accompanying consolidated financial statements and related notes. It includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Special Note Regarding Forward-Looking Statements.” In addition to the discussion of potential risks discussed in MD&A, certain other risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report entitled “Risk Factors.”
This discussion and analysis addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions regarding our financial condition and results of operations for 2022 compared to 2021 not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Revision of Previously Issued Consolidated Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the revision of our consolidated balance sheet and consolidated statements of cash flows, as more fully described in Note 1 – Nature of Business to the Notes to Consolidated Financial Statements – Revision of Previously Issued Consolidated Financial Statements
Overview
Arhaus is a rapidly growing lifestyle brand and premium retailer in the U.S. home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and vendors with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our direct sourcing network consists of more than 400 vendors, some of whom we have had relationships with since our founding. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our national omni-channel business positions our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2023, we operated 92 Showrooms in 29 states, consisting of 80 Traditional Showrooms, 8 Design Studios and 4 Outlets.
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
Our Strategic Initiatives. We are in the process of implementing a number of business initiatives that have had, and will continue to have, an impact on our results of operations. These initiatives include expanding our Showroom footprint, enhancing our digital marketing capabilities and eCommerce platform, optimizing our product assortment, expanding our supply chain infrastructure and continuing to invest in technology and related enhancements. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the near term and may amplify fluctuations in our growth rates from quarter to quarter.
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
For example, our large catalogs in the spring and fall may drive higher demand in the months they are released than in the other months in the year. Variable expenses related to demand will also be higher in those months. Net revenue related to demand is recorded in later months, depending on when the client obtains control of the merchandise.
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
Demand Comparable Growth. Demand comparable growth is the year-over-year percentage change of demand from our comparable Showrooms and eCommerce, including through our catalogs and other direct mailings. This metric is a key performance indicator used by management to evaluate Showroom demand performance for locations that have been opened for at least 13 consecutive months, which enables management to view the performance of those Showrooms without new Showroom demand included. For demand purposes, comparable Showrooms are defined as permanent Showrooms open for at least 13 consecutive months, including relocations in the same market. Outlet comparable location demand is included.
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
Showroom Data. As of December 31, 2023 and 2022, we operated the following:

	2023	2022
Traditional Showrooms	80	72
Design Studios	8	6
Outlets	4	3
Total Showrooms	92	81

Total Square Footage (in thousands)	1,438	1,308
Showrooms with in-home designers	78	65
States where we operate	29	29
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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are fixed.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented:

	Year Ended
	December 31,
(In thousands)	2023	2022
Net and comprehensive income	$125,239	$136,634
Interest expense (income), net	(3,351)	3,387
Income tax expense	43,450	45,944
Depreciation and amortization	29,442	24,901
EBITDA	194,780	210,866
Equity based compensation	7,909	4,288
Other expenses(1)	792	7,382
Adjusted EBITDA	$203,481	$222,536

(1) Other expenses represent costs and investments not indicative of ongoing business performance, such as public offering costs, third-party consulting costs, one-time project start-up costs, severance, signing bonuses, recruiting and project-based strategic initiatives. For the year ended December 31, 2023, these other expenses consisted largely of $0.5 million of public offering costs. For the year ended December 31, 2022, these other expenses consisted largely of $5.0 million of costs related to the opening and set-up of our Dallas distribution center and $1.6 million of severance, signing bonuses and recruiting costs.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. From January 1, 2022 to December 31, 2023, we successfully opened or relocated 18 new Showrooms. Our recent Showroom growth is summarized in the following table:

	2023	2022
Showrooms open at beginning of period	81	79
Showrooms opened (1)	14	4
Showrooms closed for relocations	(3)	(1)
Showrooms closed permanently	—	(1)
Showrooms open at end of period	92	81

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes.
Consolidated Statements of Comprehensive Income Data:

	Year Ended
	December 31,
(In thousands)	2023	2022
Net revenue	$1,287,704	$1,228,928
Cost of goods sold	747,281	703,869
Gross margin	540,423	525,059
Selling, general and administrative expenses	376,112	340,388
Income from operations	164,311	184,671
Interest expense (income), net	(3,351)	3,387
Other income	(1,027)	(1,294)
Income before taxes	168,689	182,578
Income tax expense	43,450	45,944
Net and comprehensive income	$125,239	$136,634

Other Operational Data:

	Year Ended
	December 31,
(Dollars in thousands)	2023	2022
Net revenue	$1,287,704	$1,228,928
Comparable growth	1.4%	51.6%
Demand comparable growth	7.6%	13.8%
Gross margin as a % of net revenue	42.0%	42.7%
Selling, general and administrative expenses as a % of net revenue	29.2%	27.7%
Income from operations as a % of net revenue	12.8%	15.0%
Net and comprehensive income	$125,239	$136,634
Net and comprehensive income as a % of net revenue	9.7%	11.1%
Adjusted EBITDA(1)	$203,481	$222,536
Adjusted EBITDA as a % of net revenue	15.8%	18.1%
Total Showrooms at end of period	92	81

(1) See “How We Assess the Performance of Our Business” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income.
Comparison of the Years Ended December 31, 2023 and December 31, 2022
Net Revenue
Net revenue increased $58.8 million, or 4.8%, to $1,287.7 million in 2023 compared to $1,228.9 million in 2022. The increase was driven primarily by increased demand for our products in both Showrooms and eCommerce channels, as well as elements of our supply chain continuing to catch up with client demand.
Comparable growth was 1.4% in 2023 compared to 51.6% in 2022. Demand comparable growth was 7.6% in 2023 compared to 13.8% in 2022.
Gross Margin
Gross margin increased $15.3 million, or 2.9%, to $540.4 million in 2023 compared to $525.1 million in 2022. The increase was driven by the increase in net revenue, partially offset by increased expense related to the higher net revenue, including $16.1 million of higher product costs, $10.6 million of increased Showroom costs, $9.8 million of increased transportation costs and $3.6 million of higher credit card fees related to higher demand during these time periods.
As a percentage of net revenue, gross margin decreased 70 basis points to 42.0% of net revenue in 2023 compared to 42.7% of net revenue in 2022. The gross margin decrease as a percentage of net revenue was primarily the result of higher Showroom costs, transportation costs and credit card fees, which together increased 100 basis points as a percentage of net revenue. This was partially offset by favorable product costs, contributing 40 basis points as a percentage of net revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $35.7 million, or 10.5%, to $376.1 million in 2023 compared to $340.4 million in 2022. The increase was primarily driven by a $19.2 million increase in corporate expenses to support the growth of the business, a $15.8 million increase in selling expenses primarily related to new Showrooms and higher demand, the donation to The Nature Conservancy of $10.0 million and a $3.6 million increase in stock based compensation expense. This was partially offset by a $7.5 million decrease in warehouse expenses and the non-recurring costs of $5.0 million related to the opening and set-up of our Dallas distribution center.
As a percentage of net revenue, selling, general and administrative expenses increased 150 basis points to 29.2% of net revenue in 2023 compared to 27.7% of net revenue in 2022.
Interest Expense (Income), net
Interest expense (income), net decreased $6.7 million in 2023 compared 2022. The decrease was driven by interest income earned on money market fund investments and interest-bearing checking accounts of $8.8 million.

Income Taxes
Income tax expense was $43.5 million in 2023 compared to $45.9 million in 2022. Our effective tax rate was 25.8% in 2023 and 25.2% in 2022.
Net and Comprehensive Income
Net and comprehensive income decreased $11.4 million to $125.2 million in 2023 compared to $136.6 million in 2022. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of December 31, 2023, we had cash and cash equivalents of $223.1 million.
In 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at December 31, 2023 and 1.50% at December 31, 2022), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026. At December 31, 2023, we had no borrowings on the 2021 Credit Facility.
For the year ended December 31, 2023, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
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
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new Showrooms and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Showrooms. Our capital expenditures include expenditures related to investing activities and outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New Showrooms may require different levels of capital investment on our part in the future.

Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Year Ended
	December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$172,299	$73,178
Net cash used in investing activities	(96,722)	(51,382)
Net cash used in financing activities	(1,799)	(177)
Net increase in cash, cash equivalents and restricted cash	$73,778	$21,619
Net cash provided by operating activities
Comparison of the Year Ended December 31, 2023 and December 31, 2022
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For 2023, net cash provided by operating activities was $172.3 million and consisted of net income of $125.2 million and an increase in non-cash items of $90.9 million, which were partially offset by a change in working capital and other activities of $43.8 million. The use of cash from working capital was primarily driven by a decrease in client deposits of $28.8 million, a decrease in operating lease liabilities of $25.8 million primarily due to payments made under the related lease agreements, an increase in prepaid and other assets of $20.7 million, a decrease in accrued expenses of $1.5 million, which were partially offset by a decrease in merchandise inventory of $32.1 million and an increase in accounts payable of $1.2 million.
For 2022, net cash provided by operating activities was $73.2 million and consisted of net income of $136.6 million, an increase in non-cash items of $80.4 million, which were partially offset by a change in working capital and other activities of $143.8 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $78.1 million, a decrease in client deposits of $62.3 million due to improved delivery of our backlog orders and lower demand comparable growth in 2022, a decrease in operating lease liabilities of $33.7 million primarily due to payments made under the related lease agreements, an increase in prepaid and other assets of $6.9 million, which were partially offset by an increase in accrued expenses $27.7 million, an increase in accounts payable of $10.3 million.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure upgrades as well as supply chain investments.
Comparison of the Year Ended December 31, 2023 and December 31, 2022
For 2023, net cash used in investing activities was $96.7 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
For 2022, net cash used in investing activities was $51.4 million primarily due to investments in supply chain expansion, Showrooms and information technology and systems infrastructure.
Historical capital expenditures are summarized as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022
Net cash used in investing activities	$96,722	$51,382
Less: Landlord contributions	21,900	16,159
Total capital expenditures, net of landlord contributions	$74,822	$35,223

Total company funded capital expenditures increased by $39.6 million in 2023 compared to 2022. This increase was primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the Year Ended December 31, 2023 and December 31, 2022
For 2023, net cash used in financing activities was $1.8 million, primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.
For 2022, net cash used in financing activities was $0.2 million, which represents principal payments under finance leases.
Off-Balance Sheet Transactions
Our liquidity is currently not dependent on the use of off-balance sheet transactions. We had no material off-balance sheet arrangements as of December 31, 2023.
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
The following critical accounting policy reflects the significant estimates and/or judgments used in the preparation of our consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the years ended December 31, 2023, 2022 and 2021, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.

Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of December 31, 2023, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Arhaus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arhaus, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of changes in stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment commensurate with the Company’s financial reporting requirements, specifically an insufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, (ii) accounting policies, procedures and controls, or maintain documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting, and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties and assessing the reliability of reports and spreadsheets used in controls, (iii) effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of accounting principles generally accepted in the United States of America to such transactions, and (iv) effective controls over information technology general controls for information systems that are relevant to the preparation of the financial statements, specifically, program change management controls, user access controls, computer operations controls, and program development controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidated Financial Statements – Impact of Controls Related to Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining a sufficient complement of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately; (ii) designing and maintaining accounting policies, procedures and controls, or maintain documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties and assessing the reliability of reports and spreadsheets used in controls; (iii) designing and maintaining effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of accounting principles generally accepted in the United States of America to such transactions; and (iv) designing and maintaining effective controls over information technology general controls for information systems that are relevant to the preparation of the Company’s financial statements, including controls over (a) program change management, (b) user access, (c) computer operations, and (d) program development.

The principal considerations for our determination that the impact of controls related to financial reporting is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section and in the preceding paragraph, material weaknesses existed as of December 31, 2023 related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified. These procedures also included (i) manually testing the completeness and accuracy of system reports or other information generated by the Company’s information systems; (ii) evaluating whether segregation of duties were maintained over the preparation and recording of journal entries; (iii) testing certain non-routine or complex transactions; and (iv) manually testing and evaluating whether management had appropriately accounted for its significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 11, 2024

We have served as the Company’s auditor since 2018.

Arhaus, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)
December 31, 2023 and 2022

	2023	2022
Assets
Current assets
Cash and cash equivalents	$223,098	$145,181
Restricted cash	3,207	7,346
Accounts receivable, net	2,394	1,734
Merchandise inventory, net	254,292	286,419
Prepaid and other current assets	45,260	29,868
Total current assets	528,251	470,548
Operating right-of-use assets	302,157	257,347
Financing right-of-use assets	38,835	38,522
Property, furniture and equipment, net	210,238	140,613
Deferred tax assets	19,127	16,841
Goodwill	10,961	10,961
Other noncurrent assets	4,525	2,252
Total assets	$1,114,094	$937,084

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63,699	$62,636
Accrued taxes	9,638	12,256
Accrued wages	15,185	20,860
Accrued other expenses	42,502	35,169
Client deposits	173,808	202,587
Current portion of operating lease liabilities	45,557	39,250
Current portion of financing lease liabilities	904	531
Total current liabilities	351,293	373,289
Operating lease liabilities, long-term	362,598	295,657
Financing lease liabilities, long-term	53,870	51,835
Deferred rent and lease incentives	1,952	2,272
Other long-term liabilities	4,143	4,336
Total liabilities	$773,856	$727,389

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 53,254,088 shares issued and 53,169,711 outstanding as of December 31, 2023; 51,437,348 shares issued and outstanding as of December 31, 2022 )	$52	$51
Class B shares, par value $0.001 par value per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of December 31, 2023; 87,115,600 shares issued and outstanding as of December 31, 2022 )	87	87
Retained earnings	145,292	20,053
Additional paid-in capital	194,807	189,504
Total Arhaus, Inc. stockholders’ equity	340,238	209,695
Total liabilities and stockholders’ equity	$1,114,094	$937,084
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Net revenue	$1,287,704	$1,228,928	$796,922
Cost of goods sold	747,281	703,869	466,989
Gross margin	540,423	525,059	329,933
Selling, general and administrative expenses	376,112	340,388	296,117
Loss on disposal of assets	—	—	466
Income from operations	164,311	184,671	33,350
Interest expense (income), net	(3,351)	3,387	5,432
Loss on extinguishment of debt	—	—	1,450
Other income	(1,027)	(1,294)	(320)
Income before taxes	168,689	182,578	26,788
Income tax expense (benefit)	43,450	45,944	(10,144)
Net and comprehensive income	$125,239	$136,634	$36,932
Less: Net income attributable to noncontrolling interest	—	—	15,815
Net and comprehensive income attributable to Arhaus, Inc.	$125,239	$136,634	$21,117
Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	139,471,110	138,094,180	116,013,492
Net and comprehensive income per share, basic	$0.90	$0.99	$0.18
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	140,096,732	139,605,550	119,521,442
Net and comprehensive income per share, diluted	$0.89	$0.98	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit)
(In thousands)
Years ended December 31, 2023, 2022 and 2021

	Common Shares in Homeworks Holdings, Inc.				Common Stock				Treasury Stock		Stockholders' / Members' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' / Members' Equity (Deficit)
Balances as of December 31, 2020	645	$—	4,158	$—	—	$—	—	$—	—	$—	$(28,422)	$1,670	$(7,689)	$(34,441)
Net income	—	—	—	—	—	—	—	—	—	—	8,028	—	15,815	23,843
Tax distribution	—	—	—	—	—	—	—	—	—	—	—	—	(7,865)	(7,865)
Shareholder distribution	—	—	—	—	—	—	—	—	—	—	(12,350)	—	—	(12,350)
Equity based compensation	—	—	—	—	—	—	—	—	—	—	—	1,367	—	1,367
Pre-IPO dividend to noncontrolling interests of Arhaus, LLC	—	—	—	—	—	—	—	—	—	—	—	—	(50,659)	(50,659)
Shareholder distributions	—	—	—	—	—	—	—	—	—	—	(46,528)	(3,037)	—	(49,565)
Initial public offering less underwriter fees	—	—	—	—	12,903	13	—	—	—	—	—	157,245	—	157,258
Issuance of Class A and B common stock to vested incentive unit holders of Arhaus, LLC	—	—	—	—	5,837	6	6,148	6	—	—	—	(12)	—	—
Non-controlling interest adjustment, in exchange of Class A common stock	—	—	—	—	31,267	31	1,097	1	—	—	(50,398)	(32)	50,398	—
Controlling interest adjustment, in exchange of Class B common stock	(645)	—	(4,158)	—	—	—	79,695	80	—	—	—	(80)	—	—
Shareholder capital contribution	—	—	—	—	—	—	—	—	—	—	—	3,872	—	3,872
Balances as of November 8, 2021	—	$—	—	$—	50,007	$50	86,940	$87	—	$—	$(129,670)	$160,993	$—	$31,460
Net income	—	—	—	—	—	—	—	—	—	—	13,089	—	—	13,089
Deferred tax impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	—	—	—	—	17,436	—	17,436
Transfer of Class B common stock to Class A common stock for long-tenured employees	—	—	—	—	421	—	(421)	—	—	—	—	7,315	—	7,315
Equity based compensation	—	—	—	—	—	—	—	—	—	—	—	465	—	465
Balances as of December 31, 2021	—	$—	—	$—	50,428	$50	86,519	$87	—	$—	$(116,581)	$186,209	$—	$69,765

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit)
(In thousands)
Years ended December 31, 2023, 2022 and 2021

	Common Shares in Homeworks Holdings, Inc.				Common Stock				Treasury Stock		Stockholders' / Members' Equity (Deficit)
	Voting		Non-Voting		Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Noncontrolling Interest	Total Stockholders' / Members' Equity (Deficit)
Net income	—	—	—	—	—	—	—	—	—	—	136,634	—	—	136,634
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	—	—	—	—	(1,072)	—	(1,072)
Shareholder capital contribution	—	—	—	—	—	—	—	—	—	—	—	80	—	80
Equity based compensation	—	—	—	—	1,009	1	597	—	—	—	—	4,287	—	4,288
Balances as of December 31, 2022	—	$—	—	$—	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$—	$209,695
Net income	—	—	—	—	—	—	—	—	—	—	125,239	—	—	125,239
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	—	—	—	—	(1,625)	—	(1,625)
Shareholder capital contribution	—	—	—	—	—	—	—	—	—	—	—	56	—	56
Equity based compensation	—	—	—	—	1,316	1	—	—	—	—	—	7,908	—	7,909
Shares withheld to cover employees' withholding taxes for equity based awards	—	—	—	—	(84)	—	—	—	84	—	—	(1,036)	—	(1,036)
Balances as of December 31, 2023	—	$—	—	$—	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$—	$340,238
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities
Net income	$125,239	$136,634	$36,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,442	24,901	23,922
Amortization of operating lease right-of-use asset	33,306	29,052	—
Amortization of deferred financing fees and interest on finance/capital lease in excess of principal paid	22,075	12,649	1,734
Loss on extinguishment of debt	—	—	1,450
Equity based compensation	7,909	4,288	6,383
Deferred tax assets	(2,286)	9,771	(10,216)
Derivative expense associated with Term Loan exit fee	—	—	44,544
Loss on disposal of property, furniture and equipment	—	—	466
Amortization of cloud computing arrangements	698	—	—
Amortization and write-off of lease incentives	(321)	(304)	(6,112)
Insurance proceeds	60	—	—
Changes in operating assets and liabilities
Accounts receivable	(660)	(1,506)	372
Merchandise inventory	32,067	(78,076)	(100,321)
Prepaid and other assets	(20,721)	(6,887)	(12,294)
Other noncurrent liabilities	388	638	493
Accounts payable	1,216	10,296	14,507
Accrued expenses	(1,540)	27,746	17,302
Operating lease liabilities	(25,794)	(33,682)	—
Deferred rent and lease incentives	—	—	9,870
Client deposits	(28,779)	(62,342)	110,802
Net cash provided by operating activities	172,299	73,178	139,834
Cash flows from investing activities
Purchases of property, furniture and equipment	(97,055)	(51,382)	(41,461)
Insurance proceeds	333	—	—
Net cash used in investing activities	(96,722)	(51,382)	(41,461)
Cash flows from financing activities
Payments on fees associated with early extinguishment of debt	—	—	(609)
Repayments of related party notes	—	—	(1,000)
Proceeds from related party notes	—	—	1,000
Payments of debt issuance costs	—	—	(288)
Principal payments under capital leases	—	—	(107)
Principal payments under finance leases	(763)	(177)	—
Payment of Term Loan exit fee derivative	—	—	(64,139)
Payments of pre-IPO dividend to noncontrolling interests of Arhaus, LLC	—	—	(50,659)
Shareholder distributions	—	—	(61,915)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,036)	—	—
Proceeds from capital contribution	—	—	2,764
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting costs	—	—	157,258

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Payments of offering costs	—	—	(5,907)
Distributions to noncontrolling interest holders	—	—	(7,865)
Net cash used in financing activities	(1,799)	(177)	(31,467)
Net increase in cash, cash equivalents and restricted cash	73,778	21,619	66,906
Cash, cash equivalents and restricted cash
Beginning of year	152,527	130,908	64,002
End of year	$226,305	$152,527	$130,908

Supplemental disclosure of cash flow information
Interest paid in cash	$5,301	$5,155	$5,121
Interest received in cash	8,778	1,373	—
Income taxes paid in cash	47,132	34,943	1,403
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	6,726	6,878	9,056
Noncash financing activities:
Conversion of units of Arhaus, LLC to shares of Arhaus, Inc.	—	—	124
Contribution of deferred tax asset from wholly owned subsidiary	—	—	17,436
Capital contribution from CEO related to long-tenured employee award	—	—	4,551
Capital contribution from CEO for deferred compensation plan	—	—	3,872
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	(1,625)	(1,072)	—
Derecognition of build-to-suit assets as a result of ASC 842 adoption	—	(31,017)	—
Property, furniture and equipment additions due to build-to-suit lease transactions	—	—	31,017
Capital contributions	56	80	—
Capital lease obligation	—	—	2,591
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

1. Nature of Business
Arhaus, Inc (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, and décor. Our curated assortments are presented across our merchandise sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 92 Showrooms at December 31, 2023.
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
Reorganization and Initial Public Offering
On November 4, 2021, the Company completed its IPO and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. The Company used a portion of the net proceeds to pay the Term Loan exit fee of $64.1 million, as discussed in Note 6 — Debt. The remainder of the net proceeds were used for general corporate purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following a pre-IPO payment in the amount of $100.0 million which consisted of a $50.7 million dividend to noncontrolling interests and a $49.3 million distribution to the owners of Homeworks.
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
As a result of the Reorganization, a total of 39,623,041 shares of Class A common stock and 87,536,950 shares of Class B common stock were issued to the former holders of FS Arhaus, the former holders of Homeworks, Reed, the Reed Revocable Trust and the Management Unitholders. Of the total 127,159,991 shares of common stock issued, 2,520,229 shares of Class A common stock and 596,598 shares of Class B common stock issued to Management Unitholders were subject to certain vesting conditions specified in individual award agreements and were issued as restricted stock with the exact time-based vesting provisions as the incentive units that were exchanged for such shares. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and cancelled.
Revision of Previously Issued Consolidated Financial Statements
In preparation of the December 31, 2023 consolidated financial statements, the Company identified an error within the consolidated balance sheet as of December 31, 2022, related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the consolidated statement of cash flows for the years ended December 31, 2022 and 2021. The Company has evaluated the errors both quantitatively and qualitatively and concluded they were not material, individually or in the aggregate, to such prior period consolidated financial statements and concluded to revise such prior period consolidated financial statements.

In connection with the revision of the Company’s prior period consolidated financial statements, we determined it was appropriate to correct for certain other previously identified immaterial errors. Additionally, although not presented herein, we revised the consolidated balance sheet as of December 31, 2021 in conjunction with the revision of the consolidated statement of cash flows for the year ended December 31, 2021.

We have also revised impacted amounts within the accompanying notes to the consolidated financial statements, as applicable. Specifically, Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, Note 3 - Property, Furniture and Equipment, and Note 7 - Leases.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	December 31, 2022
Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$37,371	$(7,503)	$29,868
Total current assets	$478,051	$(7,503)	$470,548

Operating right-of-use assets	$252,055	$5,292	$257,347
Property, furniture and equipment, net	135,066	5,547	140,613
Other noncurrent assets	296	1,956	2,252
Total assets	$931,792	$5,292	$937,084

Current portion of operating lease liabilities	$39,744	$(494)	$39,250
Total current liabilities	$373,783	$(494)	$373,289

Operating lease liabilities, long-term	$289,871	$5,786	$295,657
Total liabilities	$722,097	$5,292	$727,389
Total liabilities and stockholders' equity	$931,792	$5,292	$937,084

	Year ended
	December 31, 2022
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(9,329)	$2,442	$(6,887)
Changes in accounts payable	14,014	(3,718)	10,296
Net cash provided by operating activities	$74,454	$(1,276)	$73,178

Cash flows from investing activities
Purchases of property, furniture and equipment	$(52,658)	$1,276	$(51,382)
Net cash used in investing activities	$(52,658)	$1,276	$(51,382)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,312	$(4,312)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$3,160	$3,718	$6,878

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Year ended
	December 31, 2021
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(3,621)	$(8,673)	$(12,294)
Changes in accounts payable	17,595	(3,088)	14,507
Changes in deferred rent and lease incentives	4,518	5,352	9,870
Net cash provided by operating activities	$146,243	$(6,409)	$139,834

Cash flows from investing activities
Purchases of property, furniture and equipment	$(47,870)	$6,409	$(41,461)
Net cash used in investing activities	$(47,870)	$6,409	$(41,461)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$5,352	$(5,352)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$5,968	$3,088	$9,056
2. Basis of Presentation and Summary of Significant Accounting Policies
A summary of significant accounting policies applied in the preparation of the consolidated financial statements are as follows:
Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process. Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The accounting estimates and other matters included within our consolidated financial statements and notes to the consolidated financial statements we have assessed include, but were not limited to, revenue recognition, including a reserve for merchandise returns, inventory reserves, impairment of long-lived assets and fair value of financial instruments which include, but are not limited to, accounts receivable, payables and lease obligations.
Cash and Cash Equivalents
The Company considers cash and all other highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company regularly carries deposits in excess of federally insured amounts, but does not believe that it is exposed to significant concentration of credit risk as they are carried at a high-quality financial institutions with investment-grade ratings.
From time to time, the Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the years ended December 31, 2023 and 2022, the Company earned $8.8 million and $1.9 million in interest income, respectively. The Company did not have cash and cash equivalent investments for the year

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
ended December 31, 2021. Interest income is included within interest expense (income), net on our consolidated statements of comprehensive income.
Cash and cash equivalents include $19.9 million and $13.0 million at December 31, 2023 and 2022, respectively, for amounts in-transit from credit card companies since settlement is reasonably assured and not restricted.
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
Accounts Receivable
The Company’s accounts receivables are $2.4 million and $1.7 million, respectively, at December 31, 2023 and 2022, net of allowance for expected credit losses of $0.6 million and $0.7 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.
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
A reserve is recorded for projected merchandise returns based on actual historical return rates. The Company provides an allowance for sales returns based on historical return rates, which is presented on a gross basis. The allowance for sales returns is presented within accrued other expenses and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other current assets on the consolidated balance sheets. Actual merchandise returns are monitored regularly and have not been materially different from the estimates recorded. Merchandise returns are granted for various reasons, including delays in merchandise delivery, merchandise quality issues, client preference and other similar matters. The Company has various return policies for their merchandise, depending on the type of merchandise sold. Returned merchandise often represents merchandise that can be resold. Amounts refunded to clients are generally made by issuing the same payment tender as used in the original purchase. Merchandise exchanges of the same merchandise at the same price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. The allowance for sales returns of $8.0 million and $8.3 million at December 31, 2023 and 2022, respectively, is recorded in the accrued other expenses line item on the consolidated balance sheets.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the client’s purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects that substantially all client deposits as of December 31, 2023 will be recognized within the next 12 months as the performance obligations are satisfied.
Private Label Credit Card
The Company has an agreement with a Credit Card Issuer (“Issuer”) to provide clients with private label credit cards (the “Card Agreement”) which was amended on January 13, 2021 to extend the term of the agreement through August 31, 2026. Each private label credit card bears the Arhaus brand logo and can only be used at the Company’s Showroom locations or website. The Issuer is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders.
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
Loyalty Reward Program
The Company offers a loyalty reward program for clients who use the Company’s private label credit card to receive rewards based on the client’s merchandise purchases. The liabilities associated with the rewards are established on the consolidated balance sheets when the rewards are issued and are removed from the consolidated balance sheets, either when used by the client or upon expiration (three months from when the reward is issued). At December 31, 2023 and 2022, outstanding liabilities related to the loyalty reward program of $1.4 million and $1.5 million, respectively, are included within the accrued other expenses line item of the consolidated balance sheets.
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
Merchandise inventory includes reserves of $7.6 million and $5.7 million at December 31, 2023 and 2022, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	December 31,
	2023	2022
Tenant allowance receivable	$15,731	$4,312
Prepaid expenses	13,845	11,228
Right of return asset	2,844	2,938
Prepaid advertising	610	816
Prepaid cloud computing arrangements, net(1)	4,253	1,054
Other current assets	7,977	9,520
Total prepaid and other current assets	$45,260	$29,868

(1) Presented net of accumulated amortization of $2.7 million as of December 31, 2023.
Advertising Costs
Except for costs associated with the semi-annual catalogs, the Company expenses advertising costs as incurred. Advertising costs amounted to $43.0 million, $38.7 million and $35.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included within the selling, general and administrative expenses line item on the consolidated statements of comprehensive income. Expense associated with the catalogs are recognized upon the delivery of the catalogs to the carrier.
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
Lease Classification
Certain of our real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the lease term, incremental borrowing rate, fair value of the leased asset and the economic life of the leased asset. Lease related assets classified as financing leases are included in financing right-of-use assets on the consolidated balance sheets. Financing lease assets and liabilities are recognized at the commencement date of the lease based on the present value of future minimum lease payments. For finance leases, interest expense is presented for the lease liability in the interest expense (income), net line item of our consolidated statements of comprehensive income, consistent with how other interest expense is presented. The Company presents amortization of the right-of-use asset in the selling, general and administrative expense line item of our consolidated statements of comprehensive income, consistent with presentation of depreciation or amortization of similar assets.
Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating right-of-use assets on the consolidated balance sheets. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. For operating leases, the Company presents lease expense in cost of goods sold and selling, general and administrative

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
expense line items based on the nature of the expense, which are components of income from operations of our consolidated statements of comprehensive income. The Company recognizes lease cost on a straight-line basis over the term of the lease.
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
Incremental Borrowing Rate
When readily available, we use the discount rate implicit within the lease as determined at the time of lease commencement. However, the discount rate implicit within many of our leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its incremental borrowing rate (“IBR”). See Note 7 — Leases for further discussion on how the Company estimated the IBR.
Property, Furniture and Equipment
Property, furniture and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method generally using the following useful lives:

Asset class/ type	Useful Life-Years
Leasehold improvements	Lesser of the intended useful life of the underlying asset or lease term
Landlord improvements	Lesser of the intended useful life of the underlying asset or lease term
Furniture and fixtures	3 to 5 years
Computers and equipment	3 to 10 years
Vehicles	5 to 10 years
Depreciation and amortization expense was $29.4 million, $24.9 million and $23.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Property, furniture and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For further discussion regarding the impairment accounting policy refer to “Long-Lived Assets.”
Software Capitalization
For software developed or obtained for internal use, the Company capitalizes direct external costs associated with developing or obtaining internal-use software. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences. These costs are amortized on a straight-line basis over the estimated useful life of the software, which generally is three years. The Company expenses any data conversion or training costs as incurred. Capitalized software costs are included in property, furniture and equipment, net in the consolidated balance sheets.

The Company defers costs incurred with the implementation of a cloud computing arrangement (“CCA”) that is a service contract, consistent with our policy for software developed or obtained for internal use. The deferred implementation costs of cloud computing arrangements are amortized on a straight-line basis over the term of the cloud computing arrangement, ranging from two to five years, in the same line item in the consolidated statements of comprehensive income as the associated hosting fees. The eligible implementation costs incurred of a cloud computing arrangement are included in prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and in operating cash flows of the consolidated statements of cash flows. Deferred CCA implementation costs were $4.8 million, net of accumulated amortization of $0.7 million for the year ended December 31, 2023.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets and liabilities acquired in a business combination. The Company operates as one segment and has a single reporting unit, “Arhaus Consolidated”. For the purposes of goodwill impairment testing, a reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component) for which discrete financial information is available.
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
Under U.S. GAAP, we have the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of our reporting unit is greater than its carrying value (“Step 0”). The term more likely than not refers to a level of likelihood that is more than 50 percent. If the qualitative assessment leads to a determination that the reporting unit’s fair value is likely less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. We will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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
Based on management’s analysis there were no events or circumstances identified during 2023 or 2022 indicating a potential impairment of any long-lived assets.
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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	December 31,
	2023	2022
Balance as of beginning of period	$6,375	$4,724
Accruals during the period	13,941	11,687
Settlements during the period	(13,232)	(10,036)
Balance as of end of the period (1)	$7,084	$6,375

(1) $4.1 million and $3.7 million were recorded in accrued other expenses at December 31, 2023 and 2022, respectively. The remainder is recorded in other long-term liabilities.
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
The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on subsequent recognition, derecognition, and

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
measurement based on management’s best judgement given the facts, circumstances, and information available at the reporting date. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. At December 31, 2023 and 2022, the Company assessed its income tax positions and concluded that it had no unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of comprehensive income. No such interest and penalties were recorded for the years ended December 31, 2023, 2022 or 2021.
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
The Company is subject to federal, state and local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to federal, state and local tax examinations for the years before 2019.
Cost of Goods Sold
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are fixed.
Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at December 31, 2023 and 2022 of $0.5 million and $1.0 million, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the year ended December 31, 2023, breakage income was $0.8 million. For the years ended December 31, 2022 and 2021, breakage was minimal.
Self-Insurance
We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and number of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $1.4 million and $1.0 million at December 31, 2023 and 2022, respectively, recorded in the accrued other expenses line item of the consolidated balance sheets.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities related to workers’ compensation claims of $0.6 million and $0.5 million at December 31, 2023 and 2022, respectively, recorded in the accrued taxes line item of the consolidated balance sheets.
Credit Risk and Concentration Risk
Approximately 15%, 13% and 18% of the Company’s merchandise was purchased from one vendor for the years ended December 31, 2023, 2022 and 2021, respectively. No other vendor made up more than 10% of purchases for the years ended December 31, 2023, 2022 and 2021.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations, and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at December 31, 2023 and 2022. See Note 7 — Leases for discussion of our lease obligations and Note 10 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
Deferred Financing Fees
Debt issuance costs were recorded as part of the establishment of the Company’s financing arrangements (see Note 6 — Debt). The debt issuance costs were recorded within the other noncurrent assets line item on the consolidated balance sheets and are amortized as interest expense over the contractual life of the debt structure using the straight-line method.
Noncontrolling Interest
Noncontrolling interests represent the ownership interests of the Company held by FS Arhaus. The Company identifies its noncontrolling interests separately within the Company’s consolidated statements of changes in stockholders’/members’ equity (deficit). The amounts of consolidated net and comprehensive income attributable to the Company and to the noncontrolling interest are presented separately on the Company’s consolidated statements of comprehensive income. As part of the Reorganization, the noncontrolling interest held by FS Arhaus was exchanged for shares of Class A common stock. Accordingly, net and comprehensive income attributable to noncontrolling interest shown for 2021 on the consolidated statements of comprehensive income only represents income statement activity until the day of the Reorganization.
Equity Based Compensation
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company to grant stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards with respect to our Class A common stock. During the years ended December 31, 2023 and 2022, the Company granted RSU and PSU awards to certain of the Company’s named executive officers and other key employees under the 2021 Equity Plan. The Company also granted RSU awards to certain members of the Board of Directors. The fair value of each RSU and PSU

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
award is based on the grant date market price and recognizes costs as expense over the vesting period. Forfeitures are accounted for as they occur. See Note 10 — Equity Based Compensation for further discussion on the awards granted under the 2021 Equity Plan.
Net and comprehensive income per share
Basic net and comprehensive income per share is computed as net income attributable to Arhaus, Inc. divided by the weighted-average number of common shares outstanding for the period. Diluted net and comprehensive income per share is computed as net income attributable to Arhaus, Inc. divided by the weighted-average number of common shares outstanding for the period and common share equivalents under equity plans using the treasury stock method. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.
Recently Issued Accounting Standards
New Accounting Standards Adopted
We did not adopt any Accounting Standard Updates (“ASU”) during the year ended December 31, 2023 that had a material impact on our accounting policies or our consolidated financial statements.
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
The Company adopted Accounting Standards Codification (“ASC”) ASC 842 as of January 1, 2022, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption. Comparative periods will continue to be presented in accordance with ASC 840. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, lease identification and initial direct costs. The Company did not elect the “Land Easements” or “Hindsight” practical expedients. Additionally, the Company made the following accounting policy elections in connection with the adoption:
•Exclude short-term leases from our consolidated balance sheets; and
•Include both the lease and non-lease components as a single component and account for it as a lease.
As a result, the Company measured the right-of-use asset and lease liability for operating and finance leases as of January 1, 2022, using the remaining portion of the lease term that was determined under ASC 840. The adoption resulted in $242.0 million recognized as total right-of-use assets and $326.5 million recognized as total lease liabilities on our consolidated balance sheets as of January 1, 2022. For certain previous operating and capital leases, we qualified as the deemed owner of the construction project due to our significant involvement during the construction period under build-to-suit lease accounting requirements within ASC 840. As part of our adoption of ASC 842, we derecognized the cost of these construction projects of $31.0 million, which were previously recorded in property, furniture and equipment, net with an offsetting obligation in accrued other expenses on our consolidated balance sheets at December 31, 2021. See Note 7 — Leases for additional information.

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

Accounting Standards Not Yet Adopted
The following table summarizes accounting standards which we have not yet adopted but will be adopting. ASU 2023-01 is effective for annual periods beginning after December 15, 2023. We believe the adoption will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. We believe the adoption will not have a material impact on our accounting policies

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
or our financial position or results of operations but could have a material impact on our related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We believe the adoption will not have a material impact on our accounting policies or our financial position or results of operations but could have a material impact on our related disclosures.

ASU	Description	Adoption Date
ASU 2023-01	Leases (Topic 842): Common Control Arrangements	January 1, 2024
ASU 2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	January 1, 2024
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	January 1, 2025
3. Property, Furniture and Equipment
Property, furniture and equipment, net consists of the following (amounts in thousands):

	December 31,
	2023	2022
Leasehold improvements	$80,638	$50,776
Landlord improvements	177,593	150,545
Furniture and fixtures	7,692	6,542
Computer and equipment	49,990	46,963
Vehicles	10,149	9,963
Construction in process	40,799	15,477
	366,861	280,266
Less: Accumulated depreciation	(62,571)	(51,890)
Less: Landlord improvement accumulated depreciation	(94,052)	(87,763)
Property, furniture and equipment, net	$210,238	$140,613
4. Accrued Other Expenses
Accrued other expenses consist of the following (amounts in thousands):

	December 31,
	2023	2022
Loyalty reward program	$1,448	$1,504
Reserve for returns	7,985	8,330
Accrued showroom costs	15,309	16,169
Accrued warranty	4,066	3,745
Gift cards	520	1,030
Accrued other expenses	13,174	4,391
Total accrued other expenses	$42,502	$35,169
5. Goodwill
During 2023, we reviewed Arhaus Consolidated, our one reporting unit’s goodwill for impairment by performing a qualitative assessment in the fourth quarter. Based on the results, we determined that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed.
During the years ended December 31, 2023 and 2022, there was no change in the recorded goodwill balances and we have not recorded any historical goodwill impairments.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
6. Debt
In 2017, the Company entered into a term loan of $40.0 million (the “Term Loan”). The Company’s Term Loan had an exit fee clause which allowed the holder of the Term Loan to receive either $3.0 million upon repayment of the Term Loan or a payout equivalent to 4.0% of the total equity value of the Company. The 4.0% of the total equity value of the Company payout was payable upon a change of control, qualified IPO or sale of all or substantially all assets of the Company. In connection with the repayment of the Term Loan on December 28, 2020, the holder informed the Company it would decline the option to receive the $3.0 million and elect to receive a payout equivalent to 4.0% of the equity value. The exit fee was treated as a derivative and adjusted to fair value each reporting period. In connection with the Company’s IPO, the fair value of the exit fee was determined to be $64.1 million and was paid by the Company in November 2021, using proceeds from the IPO. The Company recorded $44.5 million of derivative expense for the year ended December 31, 2021 in selling, general and administrative expenses within the consolidated statements of comprehensive income.
On June 25, 2020, the Company entered into a credit agreement (the “Revolver”), which included a revolving credit facility of $30.0 million with availability limited pursuant to a borrowing base formula based on specified percentages of eligible inventory, net of reserves. Amortization expense related to deferred financing fees was $0.4 million for the year ended December 31, 2021 and is included in interest expense (income), net within the consolidated statements of comprehensive income. The Revolver was set to expire on June 25, 2023.
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
On November 8, 2021, the Company entered into a new revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at December 31, 2023, 1.50% at December 31, 2022 and 1.75% at December 31, 2021), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026.
At December 31, 2023 and 2022, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million at December 31, 2023 and 2022, respectively, were recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.1 million and $0.1 million as of December 31, 2023 and 2022, respectively.
The Company was in compliance with all applicable debt covenants at December 31, 2023 and 2022, and expects to remain in compliance over the next 12 months.

7. Leases
During the first quarter of fiscal 2022, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments as discussed in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies. The Company leases real estate and equipment under operating and finance leases, some of which are from related parties as discussed in Note 14 — Related Party Transactions. The most significant obligations under these lease agreements require the payments of periodic rentals, real estate

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
taxes, insurance and maintenance costs. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures.
The following table summarizes the amounts recognized in our consolidated balance sheets related to leases (amounts in thousands):

		December 31,
	Consolidated Balance Sheets Classification	2023	2022
Assets
Operating lease assets	Operating right-of-use assets	$302,157	$257,347
Finance lease assets	Financing right-of-use assets	38,835	38,522
Total leased assets		$340,992	$295,869

Liabilities
Current operating leases	Current portion of operating lease liabilities	$45,557	$39,250
Non-current operating leases	Operating lease liabilities, long-term	362,598	295,657
Total operating lease liabilities		408,155	334,907

Current finance leases	Current portion of financing lease liabilities	904	531
Non-current finance leases	Financing lease liabilities, long-term	53,870	51,835
Total finance lease liabilities		54,774	52,366
Total lease liabilities		$462,929	$387,273
The components of lease cost recognized within our consolidated statements of comprehensive income are as follows (amounts in thousands):

		Year Ended
		December 31,
	Consolidated Statements of Comprehensive Income Classification	2023	2022
Lease costs
Operating lease costs	Cost of goods sold	$42,836	$34,421
Operating lease costs	Selling, general and administrative expenses	9,879	6,930
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	2,513	2,056
Interest expense on lease liabilities	Interest expense (income), net	5,154	5,027
Variable lease costs(1)	Cost of goods sold	38,381	38,276
Short term lease costs	Selling, general and administrative expenses	184	677
Total lease costs		$98,947	$87,387

(1) Includes $0.4 million and $0.4 million of month-to-month lease costs for the years ended December 31, 2023 and 2022, respectively.
Rent expense calculated under ASC 840 for the year ended December 31, 2021 was $66.5 million. Percentage rent expense calculated under ASC 840 for the year ended December 31, 2021 was $6.1 million. Amortization of landlord improvements calculated under ASC 840 for the year ended December 31, 2021 was $13.5 million.
We often have options to renew lease terms for Showrooms and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination options at the lease commencement date to determine if we are

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms are as follows:

	Year Ended
	December 31,
Weighted Average Remaining Lease Term (In Years)	2023	2022
Operating leases	9.14	9.37
Finance leases	20.84	22.46
When readily available, we use the discount rate implicit within the lease as determined at the time of lease commencement. However, the discount rate implicit within many of our leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its IBR. For leases in which the discount rate was not explicit, the Company utilized a market-based approach to estimate the IBR, which required significant judgment. The Company estimated the base IBR based on an analysis of (i) yields on the Company’s 2021 Credit Facility, as well as comparable companies and (ii) unsecured yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. The weighted average discount rates used to measure our lease liabilities are as follows:

	Year Ended
	December 31,
Weighted Average Discount Rate	2023	2022
Operating leases	6.03%	5.62%
Finance leases	9.64%	9.72%
Future lease liabilities at December 31, 2023 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
2024	$67,900	$5,841	$73,741
2025	64,861	5,800	70,661
2026	59,745	6,259	66,004
2027	55,880	6,060	61,940
2028	50,488	5,610	56,098
Thereafter	242,152	109,943	352,095
Total lease payments	541,026	139,513	680,539
Less: Amounts representing interest	(132,871)	(84,739)	(217,610)
Total	$408,155	$54,774	$462,929

(1) Includes leases with related parties. See Note 14 — Related Party Transactions for amounts leased from related parties.
At December 31, 2023, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 3 to 17 years. The aggregate minimum rental payments over the term of the leases of approximately $153.6 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57,070	$47,722
Operating cash flows for finance leases	4,875	4,785
Financing cash flows for finance leases	763	419
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79,721	$82,543
Finance leases	2,843	2,018

8. Employee Benefit Plans
The Company has a defined contribution retirement savings plan covering substantially all employees. The Company may contribute a discretionary matching contribution equal to a percentage that the Company deems advisable. Total costs recorded in selling, general and administrative expenses on the consolidated statements of comprehensive income related to the plan were $3.7 million, $2.6 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Stockholders’/Members’ Equity (Deficit)
Homeworks Equity Structure Prior to Reorganization
In accordance with the change in reporting entity, the Company’s consolidated financial statements were retrospectively adjusted to include Homeworks’ financial results for all periods presented (see Note 1 — Nature of Business). Prior to the Reorganization, Homeworks’ historical equity structure was comprised of 645 voting and 4,158 non-voting shares. The equity of Homeworks includes their investment in LLC and the noncontrolling interest in LLC discussed below, which were owned by FS Arhaus and management incentive unit holders. Prior to the Reorganization, Homeworks and Reed held Class A units in LLC while FS Arhaus held Class B Units in LLC. Refer below for information on the LLC equity structure prior to the Reorganization. For the year ended December 31, 2021 cash distributions made were $61.9 million.
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
Prior to the Reorganization, the Company could make quarterly tax distributions to the Class A and B members pro rata based on the taxable income allocated to such members in an amount equal to the product of each member’s distributive share of the

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Company’s taxable income relating to each quarter (as estimated by the Board of Directors based on the results of the quarter), including any guaranteed payments, and the assumed tax rate. For the year ended December 31, 2021, the Company’s tax distribution made to Class A and B members was $7.9 million.
Prior to the Reorganization, the Company made a pre-IPO payment in the amount of $100.0 million which consisted of a $50.7 million dividend to noncontrolling interests and a $49.3 million distribution to the owners of Homeworks.
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization, the Company’s Certificate of Incorporation was amended and restated to authorize two classes of common stock, Class A common stock and Class B common stock, and to authorize the Company to issue up to 750,000,000 shares of common stock, consisting of 600,000,000 shares of Class A common stock, par value of $0.001 per share, 100,000,000 shares of Class B common stock, par value of $0.001 per share and 50,000,000 shares of Preferred Stock, par value of $0.001 per share.
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
Initial Public Offering
On November 4, 2021, the Company completed its IPO and sold 12,903,226 shares of Class A common stock at an IPO price of $13.00 per share and received proceeds of $151.4 million, net of underwriting discounts and commissions of $10.4 million and offering expenses of $5.9 million. The Company used a portion of the net proceeds to pay the Term Loan exit fee of $64.1 million, as discussed in Note 6 — Debt. The remainder of the net proceeds were used for general corporate purposes, including payment of fees and expenses in connection with the IPO and to replenish working capital following the payment of the Pre-IPO dividend to LLC Unit holders. No preferred shares were issued as part of the IPO.
2021 Equity Incentive Plan
In connection with the Reorganization, the Company adopted the 2021 Equity Plan, which authorized the Company the ability to grant stock options (either incentive or non-qualified), SARs, restricted stock, RSUs, performance shares, PSUs and other stock-based awards with respect to our Class A common stock. Under this plan, the maximum number of Class A common stock that may be granted through awards is 11,205,100 shares. As of December 31, 2023, there were 8,950,235 shares of Class A common stock available to be granted. See Note 10 — Equity Based Compensation for further discussion on the awards granted under the 2021 Equity Plan.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
deferred compensation liability which resulted in a capital contribution to additional paid-in-capital for $3.9 million at December 31, 2021.
Subsequent Event
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024.

10. Equity Based Compensation
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
The Class C, D, F, F-1 and G incentive units vest over three to five years. All holders of the Incentive Units become fully vested in the event of a change in control, death or disability, as long as the holder of the unit is employed by the Company on the date of such event. Further, certain Class G incentive unit holders who are terminated without cause will have their unvested units fully vest upon that event.
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
Activity of the Company’s Restricted Stock and their equity based compensation expense are summarized in the following tables (amounts in thousands, except per share data):

	Restricted Stock
	Class A
	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	1,510,269	$6.94
Granted	—	—
Forfeited	—	—
Vested	(1,009,965)	$2.71
Unvested at December 31, 2023	500,304	$15.47

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Year Ended
	December 31,
	2023	2022	2021
Equity based compensation expense - Restricted Stock(1)	$2,697	$2,756	$1,832

(1) Total unrecognized compensation cost to be recognized in future periods is $6.2 million at December 31, 2023, and will be recognized over a weighted average period of 2.4 years. Equity based compensation is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $13.1 million and $11.8 million, respectively. The total fair value of shares vested was minimal for the year ended December 31, 2021.
Per the 2021 Equity Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients vest in one-third increments on each of the first, second and third anniversary of the date of grant, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Equity Plan), unless the Compensation Committee determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and cancelled immediately without consideration. The RSUs issued to certain members of the Board of Directors will vest on the one-year anniversary of the grant date.
The number of PSUs earned will be based on the Company’s financial performance as measured against pre-established target goals for cumulative demand revenue and cumulative adjusted EBITDA (the “Performance Goals”) over the applicable three year performance period. PSUs will vest as of the end of the three year performance period subject to the award recipient’s Continuous Service, but will not settle and payout until the number of PSUs earned is determined by the Compensation Committee. The award recipient may earn between 0% and 200% of the PSU target award based on the Company’s achievement of the Performance Goals.
Activity of the Company’s PSU and RSU awards and their equity based compensation expense are summarized in the following tables (amounts in thousands, except per share data):

	PSU Awards		RSU Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	513,125	$5.95	731,661	$5.84
Granted	287,171	9.47	924,491	8.62
Forfeited	(100,067)	7.27	(101,516)	7.27
Vested	—	—	(306,471)	5.80
Unvested at December 31, 2023	700,229	$7.20	1,248,165	$7.79

	Year Ended
	December 31,
	2023	2022	2021
Equity based compensation expense - PSUs(1)	$2,274	$774	$—
Equity based compensation expense - RSUs(2)	$2,938	$758	$—

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $3.5 million at December 31, 2023, and will be recognized over a weighted average period of 1.5 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $7.8 million at December 31, 2023, and will be recognized over a weighted average period of 2.3 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The total fair value of RSUs vested during the year ended December 31, 2023 was $3.5 million. There were no RSUs that vested for the years ended December 31, 2022 and 2021.

11. Segment Reporting
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
Net revenue by merchandise sales channel is as follows (amounts in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Retail	$1,045,079	$1,022,347	$652,790
eCommerce	242,625	206,581	144,132
Total net revenue	$1,287,704	$1,228,928	$796,922

12. Net and comprehensive income per share
As a result of the Reorganization and IPO, existing Class A and Class B Unitholders of LLC were issued Class A and Class B common stock in the Company, in accordance with the distribution waterfall defined in the Company’s 2017 LLC Agreement. The Class A Unitholders received 80,792,206 shares of Class B common stock and the Class B Unitholders received 31,266,536 shares of Class A common stock. Accordingly, all share and per share amounts for the year ended December 31, 2021 presented in the consolidated statements of comprehensive income and this note have been adjusted retroactively, where applicable, to reflect the Reorganization.
Basic and diluted net and comprehensive income per share for the years ended December 31, 2023 and 2022 was calculated by taking net and comprehensive income attributable to Arhaus, Inc. and dividing by basic and diluted weighted-average number of common shares outstanding. For the year ended December 31, 2021, basic and diluted net comprehensive income per share was calculated by adjusting net and comprehensive income for comprehensive income attributable to noncontrolling interest and dividing by basic and diluted weighted-average number of common shares outstanding. Management Incentive Unitholders did not participate in the earnings or losses of the Company as of December 31, 2021 and therefore are not participating securities. As such, they were not included within the calculation of basic or diluted earnings per share as of December 31, 2021.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except unit and per share data):

	Year Ended
	December 31,
	2023	2022	2021
Numerator
Net and comprehensive income	$125,239	$136,634	$36,932
Less: Net and comprehensive income attributable to noncontrolling interest	$—	$—	$15,815
Net and comprehensive income attributable to Arhaus, Inc.	$125,239	$136,634	$21,117

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	139,471,110	138,094,180	116,013,492
Effect of dilutive restricted stock (1) (2)	625,622	1,511,370	3,507,950
Weighted-average number of common shares outstanding, diluted	140,096,732	139,605,550	119,521,442

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.90	$0.99	$0.18
Net and comprehensive income per share, diluted	$0.89	$0.98	$0.18

(1) During the years ended December 31, 2023, 2022 and 2021, 539,283, 583,118 and 99,405, respectively, shares of unvested restricted stock, RSUs and PSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) Excluded from the calculation of the effect of dilutive restricted stock as of December 31, 2023 and 2022, were 571,058 and 513,125 PSUs, respectively, because they did not meet the required performance criteria. The Company did not have any outstanding PSUs as of December 31, 2021.

13. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of December 31, 2023 and 2022, we recorded liabilities of $0.2 million and $0.4 million, respectively, in accrued other expenses on the consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
In August 2023, the Company committed to make a $10.0 million donation to The Nature Conservancy. For the year ended December 31, 2023, the Company recorded expense of $10.0 million within selling, general and administrative expenses on our consolidated statements of comprehensive income. As of December 31, 2023, we have a remaining commitment of $5.0 million recorded as a liability within accrued other expenses on our consolidated balance sheets.
14. Related Party Transactions
The Company has beneficial owners and affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the Company’s proxy statement which has been incorporated by reference herein.
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments are $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
April 2034 with one 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.6 million, $1.4 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Bill Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In September 2014, the Company entered into a lease agreement with Premier Arhaus, LLC, a company of which our CEO indirectly owned 50% during 2021, on a triple net lease basis for our headquarters building and distribution center, with construction completed during 2016. The base lease term is 17 years, with a 10-year renewal option at fixed rental payments, and with two additional 5-year renewal options at fair market rent. The monthly rental payments range from $0.2 million to $0.5 million during the 17-year base lease term and from $0.5 million to $0.6 million during the 10-year renewal period. In September 2021, the Company amended the existing finance lease agreement to extend the lease term for an additional three years, which included monthly rental payments of $0.6 million. Further, the amended lease agreement provides for the expansion of the Company’s distribution center and monthly rental payments range from $0.1 million to $0.2 million. During the fourth quarter of 2021, the lessor sold its interest in the leased assets to a third party. As a result, the lease is no longer with a related party of the Company. Rent expense was $5.9 million for the year ended December 31, 2021.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $4.0 million, $3.7 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021 respectively.
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
In accordance with the Reorganization, the Company has accounts payable due to noncontrolling interests of LLC for state and federal income tax refunds filed for tax periods prior to the Reorganization. The accounts payable due to related parties were $2.3 million and $1.8 million at December 31, 2023 and 2022, respectively, and are included within accounts payable on the consolidated balance sheets.
For additional discussion of the Company’s related party transactions see Notes 1 — Nature of Business and 9 — Stockholders’/Members’ Equity (Deficit).
15. Income Taxes
Components of income before provision for (benefit from) income taxes include (amounts in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Domestic	$168,689	$182,578	26,788
Foreign	—	—	—
Income before taxes	$168,689	$182,578	$26,788

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The components of the provision for (benefit from) income taxes include (amounts in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Current
Federal	$35,015	$25,550	$112
State	10,721	10,624	218
Total current expense	45,736	36,174	330
Deferred
Federal (1)	(792)	8,498	(7,754)
State (1)	(1,494)	1,272	(2,720)
Total deferred expense (benefit)	(2,286)	9,770	(10,474)
Income tax expense (benefit)	$43,450	$45,944	$(10,144)

(1) The 2021 deferred tax benefit reflects the recognition of deferred taxes as a result of the Reorganization. After the Reorganization, LLC’s taxable income flows through to FS Arhaus and Homeworks who are subject to U.S. federal and state corporate income taxes.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision (benefit) for income taxes is summarized as follows (amounts in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Federal statutory income tax rate	$35,383	$38,341	$5,625
State taxes	7,617	9,871	101
Nontaxable partnership (1)	—	—	(6,999)
FS Arhaus and Homeworks investment in LLC (1)	—	—	(9,137)
Federal return-to-provision adjustments (2)	(37)	(2,577)	—
Tax credits	(443)	—	—
Other	930	309	266
Provision (benefit) for income taxes	$43,450	$45,944	$(10,144)

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
(2) The tax investment amount changed as a result of the LLC’s federal tax filing in 2022, therefore the Company recorded a return-to-provision adjustment of $1.6 million and $1.1 million to additional paid-in capital for the years ending December 31, 2023 and 2022, respectively.
Components of our deferred tax assets and liabilities include (amounts in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$17	$22
FS Arhaus investment in LLC	11,091	11,431
Homeworks investment in LLC	8,019	5,388
Total deferred tax assets	19,127	16,841
Less: valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$19,127	$16,841
As of December 31, 2023, we have state NOL carryforwards of less than $1.0 million that begin to expire in 2041.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Based on available evidence (namely, a three-year cumulative income position), management believes it is more-likely-than-not that the net U.S. and state deferred tax assets will be fully realizable. We have not recorded a valuation allowance against deferred tax assets.
No unrecognized tax benefits have been recognized as of December 31, 2023 and 2022. We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. There were no amounts of interest and penalties accrued as of December 31, 2023 and 2022.
We file income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2019 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of December 31, 2023, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
16. Revision of Previously Issued Condensed Consolidated Financial Statements (Unaudited)

As described in Note 1 - Nature of Business, the Company identified an error within the consolidated balance sheets, related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the consolidated statements of cash flows. The errors impacted the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows as of and for the three months ended March 31, 2023 and 2022, as of and for the six months ended June 30, 2023 and 2022, and the unaudited condensed consolidated balance sheet as of September 30, 2022. The Company has evaluated the errors both quantitatively and qualitatively and concluded they were not material, individually or in the aggregate, to such prior period unaudited condensed consolidated financial statements and concluded to revise such prior period unaudited condensed consolidated financial statements.

In connection with the revision of the Company’s unaudited condensed consolidated financial statements, we determined it was appropriate to correct for certain other previously identified immaterial errors. The Company will effect the revision of the unaudited interim condensed consolidated financial information for the first two quarters of 2023 as part of our filing of the 2024 interim Form 10-Qs.
The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	June 30, 2023
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$43,084	$(13,274)	$29,810
Total current assets	$521,047	$(13,274)	$507,773

Operating right-of-use assets	$309,211	$(7,350)	$301,861
Property, furniture and equipment, net	149,515	13,274	162,789
Total assets	$1,045,279	$(7,350)	$1,037,929

Operating lease liabilities, long-term	$352,898	$(7,350)	$345,548
Total liabilities	$757,715	$(7,350)	$750,365
Total liabilities and stockholders' equity	$1,045,279	$(7,350)	$1,037,929

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Six months ended
	June 30, 2023
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(6,808)	$5,391	$(1,417)
Changes in accounts payable	(4,849)	(5,676)	(10,525)
Net cash provided by operating activities	$61,795	$(285)	$61,510

Cash flows from investing activities
Purchases of property, furniture and equipment	$(32,815)	$285	$(32,530)
Net cash used in investing activities	$(32,482)	$285	$(32,197)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,945	$(4,945)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$456	$5,676	$6,132

	March 31, 2023
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$44,122	$(10,221)	$33,901
Total current assets	$489,771	$(10,221)	$479,550

Property, furniture and equipment, net	$136,156	$7,908	$144,064
Other noncurrent assets	277	2,313	2,590
Total assets	$965,886	$—	$965,886

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Three months ended
	March 31, 2023
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(7,513)	$3,102	$(4,411)
Changes in accounts payable	(7,943)	(4,682)	(12,625)
Net cash provided by operating activities	$7,677	$(1,580)	$6,097

Cash flows from investing activities
Purchases of property, furniture and equipment	$(8,505)	$1,580	$(6,925)
Net cash used in investing activities	$(8,172)	$1,580	$(6,592)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$741	$(741)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$1,539	$4,682	$6,221

	September 30, 2022
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$35,867	$(5,772)	$30,095
Total current assets	$482,298	$(5,772)	$476,526

Operating right-of-use assets	$224,921	$7,092	$232,013
Property, furniture and equipment, net	128,783	4,249	133,032
Other noncurrent assets	235	1,523	1,758
Total assets	$907,208	$7,092	$914,300

Current portion of operating lease liabilities	$39,248	$680	$39,928
Total current liabilities	$423,986	$680	$424,666

Operating lease liabilities, long-term	$263,753	$6,412	$270,165
Total liabilities	$746,413	$7,092	$753,505
Total liabilities and stockholders' equity	$907,208	$7,092	$914,300

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	June 30, 2022
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$29,509	$(5,264)	$24,245
Total current assets	$455,100	$(5,264)	$449,836

Property, furniture and equipment, net	$116,620	$4,105	$120,725
Other noncurrent assets	249	1,159	1,408
Total assets	$877,032	$—	$877,032

	Six months ended
	June 30, 2022
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(5,095)	$4,520	$(575)
Changes in accounts payable	15,197	(321)	14,876
Net cash provided by operating activities	$41,110	$4,199	$45,309

Cash flows from investing activities
Purchases of property, furniture and equipment	$(20,355)	$(4,199)	$(24,554)
Net cash used in investing activities	$(20,355)	$(4,199)	$(24,554)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,494	$(4,494)	$—
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$1,673	$321	$1,994

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	March 31, 2022
Condensed Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Prepaid and other current assets	$31,013	$(5,060)	$25,953
Total current assets	$435,116	$(5,060)	$430,056

Operating right-of-use assets	$196,896	$3,071	$199,967
Property, furniture and equipment, net	107,581	4,083	111,664
Other noncurrent assets	264	977	1,241
Total assets	$814,189	$3,071	$817,260

Current portion of operating lease liabilities	$37,957	$(138)	$37,819
Total current liabilities	$444,885	$(138)	$444,747

Operating lease liabilities, long-term	$227,191	$3,209	$230,400
Total liabilities	$727,645	$3,071	$730,716
Total liabilities and stockholders' equity	$814,189	$3,071	$817,260

	Three months ended
	March 31, 2022
Condensed Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(3,016)	$1,628	$(1,388)
Changes in accounts payable	8,680	(2,247)	6,433
Net cash provided by operating activities	$35,219	$(619)	$34,600

Cash flows from investing activities
Purchases of property, furniture and equipment	$(10,151)	$619	$(9,532)
Net cash used in investing activities	$(10,151)	$619	$(9,532)

Supplemental disclosure of cash flow information
Noncash investing activities:
Purchase of property, furniture and equipment in accounts payable	$108	$2,247	$2,355

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2023. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
•Enhancing the design of the control activity over the review of our consolidated balance sheet and statement of cash flows to ensure the classification of operating and investing activities is appropriately presented in the statement of cash flows.
While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress under our remediation plan. As of December 31, 2023, we:

•Commenced the design and implementation of formal processes, policies, and procedures supporting our financial close process, including formalizing procedures over the review of financial statements.
•Commenced the design and implementation of policies and procedures to establish and maintain segregation of duties for our accounting staff in relation to journal entries and account reconciliations.
•Continue to hire additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
All information required to be reported under this item will be included in our proxy statement for our 2024 Annual Meeting of Stockholders. Except for the information included below, all information required under this item is incorporated in this item by reference.
Below is detailed biographical information and ages, as of March 11, 2024 for each of our directors and executive officers and a summary of their qualifications and skills.

Class I Directors
Albert Adams	Age: 73	Director Since 2021
Albert Adams has served as a member of our Board since July 2021, on the Board of Directors of Arhaus, LLC since 2014, and joined the Board of Directors of the predecessor of Arhaus, LLC in 2001. Mr. Adams joined Baker & Hostetler LLP in 1977, became a partner in 1984, and served as a member of its governing body between 1993 to 2014. Mr. Adams’ practice is in the business and corporate areas, with special emphasis on the structuring and financial aspects of business transactions. Mr. Adams has served as a director of numerous private businesses and seven public companies. He also has been a board member or trustee of a number of community and charitable organizations, including the Cleveland Chapter of the American Red Cross, the Center for Families and Children, the Greater Cleveland Roundtable, the Greater Cleveland Sports Commission, the Corporate College (a division of Cuyahoga Community College), the Western Reserve Historical Society, Learning Disability Associates, and the Karamu Playhouse.

We believe Mr. Adams is qualified to serve on our Board of Directors because of his combination of legal and business skills and his extensive experience in advising public and private companies in various capacities, including with respect to capital markets activity, business combinations, and corporate governance.

John Kyees	Age: 77	Director Since 2021
John Kyees has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since November 2011. He is currently the President of Kyees Construction. Mr. Kyees has held the Chief Financial Officer role at the following retailers: Urban Outfitters, Inc. from 2003 to 2010, bebe Stores, Inc. from 2002 to 2003, Skinmarket from 2000 to 2002, Ashley Stewart from 1997 to 2002, Express (Division of the Limited) from 1984 to 1997, and Chas. A. Stevens (Division of Hartmarx) from 1982 to 1984. Mr. Kyees recently served on the board of directors of Vera Bradley from 2010 to 2022 as lead independent director and formerly served as chair of the audit committee, and he previously served as chair and a director of Destination XL Group, Inc.

We believe Mr. Kyees is qualified to serve on our Board of Directors because of his extensive executive-level retail experience having served as Chief Financial Officer for several prominent retailers.

John M. Roth	Age: 65	Director Since 2021
John M. Roth has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Roth joined Freeman Spogli in 1988 and has been a partner since 1993. Mr. Roth served as a director of Floor & Decor Holdings, Inc. from November 2010 to December 2020 and El Pollo Loco Holdings, Inc. from 2007 to August 2023.

We believe Mr. Roth is qualified to serve on our Board of Directors because of his extensive experience as a Board member of numerous retail and consumer businesses and his experience and insights into strategic expansion opportunities, capital markets, and capitalization strategies.

Class II Directors
Andrea Hyde	Age: 59	Director Since 2021
Andrea Hyde has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2018. Ms. Hyde is the founder and President of Hyde & Chic Inc., a business growth strategy consulting firm, and has been a director of Awake Chocolate since 2022. Prior to founding Hyde & Chic Inc. in January 2018, Ms. Hyde was Chief Executive Officer of Draper James from 2014 to 2017. Prior to her role at Draper James, Ms. Hyde was President of Burch Creative Capital, President & Chief Executive Officer of French Connection USA, and Senior Vice President of Global Marketing and Communications at Kenneth Cole Productions.

We believe Ms. Hyde is qualified to serve on our Board of Directors because of her extensive experience in managing, marketing, and branding lifestyle retail concepts and knowledge of omni-channel platforms.

Rick Doody	Age: 65	Director Since 2021
Rick Doody has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Doody was the chair and founder of Bravo/Brio Restaurant Group (BBRG) and served as CEO and then its chairman from 1992 until it was sold in 2018. Mr. Doody owns six restaurant concepts in the Cleveland area: Cedar Creek Grille, 17 River Grille, Lindey’s Lake House, Jojo’s Bar and Bar Italia(2). Mr. Doody is a member of the World Presidents’ Organization (WPO) and serves on the boards of Lindey’s, Stella Maris Rehabilitation Center, and the Boys and Girls Club of Cleveland.

We believe Mr. Doody is qualified to serve on our Board of Directors because of his substantial management, operational, and entrepreneurial experience as related to restaurant concepts and site selection.

Alexis DePree	Age: 45	Director Since 2023
Alexis has served as a member of our Board since March 2023. Ms. DePree has served as Chief Supply Chain Officer of Nordstrom, Inc. since January 2020. Ms. DePree previously served as Vice President of Americas Sort Centers at Amazon.com, Inc. from 2018 to 2020, and as Amazon’s Vice President of Global Supply Chain Operations from 2016 to 2018. From 2007 to 2016, she held executive positions with increasing responsibility at Target Corporation, prior to which she was employed at Dell Technologies Inc. in various leadership positions from 2001 to 2005.

We believe Ms. DePree is qualified to serve on our Board of Directors because of her significant supply chain experience in the retail industry.

Class III Directors
John Reed	Age: 69	Chairman and Director Since 2021
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

Bill Beargie	Age: 67	Director Since 2021
Bill Beargie has served as a member of our Board since 2021, served as a member of the Board of Directors of Arhaus, LLC since 2014, and joined the Board of Directors of the predecessor of Arhaus, LLC in 2001. Mr. Beargie served as a CPA for Card, Palmer, Sibbison & Co. from 2015 until his retirement in 2023. Mr. Beargie was Chief Financial Officer and Administrative Vice President of Arhaus from 1987 to 1997.

We believe Mr. Beargie is qualified to serve on our Board of Directors because of his extensive experience in accounting and finance and his familiarity with the Company as its former Chief Financial Officer.

Gary Lewis	Age: 65	Director Since 2021
Gary Lewis has served as a member of our Board since 2021, served as a member of the Board of Directors of Arhaus, LLC since January 2014, and joined the Board of Directors of the predecessor to Arhaus, LLC in September 2013. Mr. Lewis has been a principal at GLA Real Estate since 2013. Prior to his role at GLA Real Estate, Mr. Lewis was Senior Executive Vice President and President of the Mall Leasing Division at Simon Property Group from 1986 to 2013. Mr. Lewis also guest teaches in the Ring Distinguished Speakers series in the Bergstrom Center for Real Estate in the Warrington College of Business Administration at the University of Florida and is a member of the International Council of Shopping Centers (ICSC).

We believe Mr. Lewis is qualified to serve on our Board of Directors because of his substantial experience in retail real estate, including the representation of landlords and tenants in lease negotiations, and experience leading and overseeing new construction, renovations, and expansions of retail and mixed-use projects.

Executive Officers
John Reed	Age: 69	Chief Executive Officer Since 2021
John Reed co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and February 2017 through present, through the transition into Arhaus, Inc.

Dawn Phillipson	Age: 42	Chief Financial Officer Since 2021
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

Jennifer Porter	Age: 42	Chief Marketing and eCommerce Officer Since 2021
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

Dawn Sparks	Age: 61	Chief Logistics Officer Since 2021
Dawn Sparks has served as our Chief Logistics Officer since 2021 and served in the same role with Arhaus, LLC since January 2019. Ms. Sparks previously served as Director of DC Operations from 2014 to 2017, then served as Vice President of DC Operations from 2017 until January 2019. Prior to that, Ms. Sparks served as Brand Integration Manager at Dots from 2008 to 2014.

Kathy Veltri	Age: 62	Chief Retail Officer Since 2021
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

Venkat Nachiappan	Age: 48	Chief Information Officer Since 2021
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

Lisa Chi	Age: 49	Chief Merchandising Officer Since 2021
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

Item 11. Executive Compensation
All information required to be reported under this item will be included in our proxy statement for our 2024 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information required to be reported under this item will be included in our proxy statement for our 2024 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information required to be reported under this item will be included in our proxy statement for our 2024 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 14. Principal Accountant Fees and Services
All information required to be reported under this item will be included in our proxy statement for our 2024 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm (PCAOB ID: 238) on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
Consolidated Statements of Cash Flows for the years December 31, 2023, December 31, 2022 and December 31, 2021
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules
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
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

10.15	First Amendment to Credit Agreement and Increase Agreement, dated December 9, 2022, among Arhaus, Inc., the Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the Lenders (including the Increasing Lender) party thereto.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022.

10.16	Consulting Agreement, dated November 29, 2023, among Arhaus, LLC and Gary Lewis dba Gary Lewis & Associates.	Filed herewith.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24.1	Power of Attorney.	Included on signature page of this Annual Report on Form 10-K.

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Compensation Recovery Policy	Filed herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
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

ARHAUS, INC
Date: March 11, 2024	By:	/s/ John Reed
	Name:	John Reed
	Title:	Chief Executive Officer
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

Signature	Title	Date

/s/ John Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2024
John Reed

/s/ Dawn Phillipson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2024
Dawn Phillipson

/s/ Albert Adams	Director	March 11, 2024
Albert Adams

/s/ Bill Beargie	Director	March 11, 2024
Bill Beargie

/s/ Rick Doody	Director	March 11, 2024
Rick Doody

/s/ Andrea Hyde	Director	March 11, 2024
Andrea Hyde

/s/ John Kyees	Director	March 11, 2024
John Kyees

/s/ Gary Lewis	Director	March 11, 2024
Gary Lewis

/s/ John M. Roth	Director	March 11, 2024
John M. Roth

/s/ Alexis DePree	Director	March 11, 2024
Alexis DePree