Form 10-Q/A
period 2023-09-30
Arhaus, Inc.
filed 2024-05-10
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE
Amendment No. 1
On March 11, 2024, Arhaus, Inc. (the “Company”) filed Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Q3 Form 10-Q” and such period, the “Affected Period”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2023 to amend and restate its previously issued unaudited condensed consolidated financial statements for the Affected Period due to an identified error within the unaudited condensed consolidated balance sheet as of September 30, 2023 related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023.
Amendment No. 2
The Company is filing this Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to its Q3 Form 10-Q for the Affected Period as further described below:
As disclosed in the Company’s Current Report on Form 8-K filed on April 29, 2024, the Company is amending and restating its previously issued unaudited condensed consolidated financial statements for the Affected Period. In preparation of the March 31, 2024 unaudited condensed consolidated financial statements, the Company identified an additional error within the unaudited condensed consolidated balance sheet as of September 30, 2023, related to certain cash receipts from landlord reimbursements prior to showroom completion being incorrectly included in property, furniture and equipment, net. The errors also resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The unaudited condensed consolidated financial statements are being amended and restated to correct these errors in this Amendment No. 2.

In connection with the restatements of the Company’s unaudited condensed consolidated financial statements for the Affected Period, the Company determined it is appropriate to correct for certain other immaterial errors.

The Company has also revised the unaudited condensed consolidated balance sheet as of December 31, 2022 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 to correct for the errors described above as well as for certain other errors, which were considered immaterial both individually and in the aggregate to such unaudited condensed consolidated financial statements.

For more detailed financial information related to the restatements and revisions included in this Amendment No. 2, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements (Unaudited) – Nature of Business and Basis of Presentation. The following sections have been amended to reflect these restatements:

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

Further, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including currently dated certifications from its chief executive officer and chief financial officer with this Amendment No. 2. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 2 sets forth the original Q3 Form 10-Q in its entirety, as amended to reflect the restatements and revisions of both Amendment No. 1 and Amendment No. 2. Except as specifically noted above, this Amendment No. 2 does not modify, amend or update disclosures in the original Q3 Form 10-Q and this Amendment No. 2 does not reflect events occurring after the filing of the original Q3 Form 10-Q or modify or update any other disclosures.

This Amendment No. 2 should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the original Q3 Form 10-Q was filed.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	As Restated
Assets
Current assets
Cash and cash equivalents	$236,930	$145,181
Restricted cash equivalents	3,465	7,346
Accounts receivable, net	1,962	1,734
Merchandise inventory, net	268,960	286,419
Prepaid and other current assets	23,271	20,524
Total current assets	534,588	461,204
Operating right-of-use assets	309,572	257,347
Financing right-of-use assets	39,480	38,522
Property, furniture and equipment, net	199,589	152,268
Deferred tax asset	16,585	16,841
Goodwill	10,961	10,961
Other noncurrent assets	3,081	2,252
Total assets	$1,113,856	$939,395

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,138	$62,636
Accrued taxes	13,134	12,256
Accrued wages	12,015	20,860
Accrued other expenses	51,479	36,760
Client deposits	212,406	202,587
Current portion of operating lease liabilities	41,248	39,970
Current portion of financing lease liabilities	925	531
Total current liabilities	389,345	375,600
Operating lease liabilities, long-term	355,808	295,657
Financing lease liabilities, long-term	54,010	51,835
Deferred rent and lease incentives	2,032	2,272
Other long-term liabilities	4,173	4,336
Total liabilities	$805,368	$729,700
Commitments and contingencies (Note 9)
Stockholders' equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 52,749,450 issued and 52,666,334 outstanding and 51,437,348 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	52	51
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	87	87
Retained earnings	114,076	20,053
Additional paid-in capital	194,273	189,504
Total Arhaus, Inc. stockholders' equity	308,488	209,695
Total liabilities and stockholders' equity	$1,113,856	$939,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Net revenue	$943,696	$872,595	$326,229	$320,030
Cost of goods sold	544,481	505,561	195,372	183,739
Gross margin	399,215	367,034	130,857	136,291
Selling, general and administrative expenses	275,890	246,767	106,977	89,145
Income from operations	$123,325	$120,267	$23,880	$47,146
Interest expense (income), net	(1,731)	3,367	(1,080)	751
Other income	(738)	(584)	(78)	(109)
Income before taxes	125,794	117,484	25,038	46,504
Income tax expense	31,771	27,851	5,297	9,568
Net and comprehensive income	$94,023	$89,633	$19,741	$36,936

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	139,365,870	137,939,577	139,628,776	138,484,495
Net and comprehensive income per share, basic	$0.67	$0.65	$0.14	$0.27
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	140,021,670	139,545,802	140,140,899	139,845,333
Net and comprehensive income per share, diluted	$0.67	$0.64	$0.14	$0.26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Nine Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of December 31, 2022	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$209,695
Net income	—	—	—	—	—	—	94,023	—	94,023
Shareholder capital contribution	—	—	—	—	—	—	—	42	42
Equity based compensation	1,312	1	—	—	—	—	—	5,751	5,752
Shares withheld to cover employees' withholding taxes for equity based compensation	(83)	—	—	—	83	—	—	(1,024)	(1,024)
September 30, 2023	52,666	$52	87,116	$87	83	$—	$114,076	$194,273	$308,488

	Nine Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of December 31, 2021	50,428	$50	86,519	$87	—	$—	$(116,581)	$186,209	$69,765
Net income	—	—	—	—	—	—	89,633	—	89,633
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,278)	(1,278)
Shareholder capital contribution	—	—	—	—	—	—	—	62	62
Equity based compensation	1,009	1	597	—	—	—	—	2,612	2,613
September 30, 2022	51,437	$51	87,116	$87	—	$—	$(26,948)	$187,605	$160,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of June 30, 2023	52,345	$52	87,116	$87	25	$—	94,335	$193,090	$287,564
Net income	—	—	—	—	—	—	19,741	—	19,741
Shareholder capital contribution	—	—	—	—	—	—	—	12	12
Equity based compensation	379	—	—	—	—	—	—	1,848	1,848
Shares withheld to cover employees' withholding taxes for equity based compensation	(58)	$—	—	$—	58	$—	$—	$(677)	$(677)
September 30, 2023	52,666	$52	87,116	$87	83	$—	$114,076	$194,273	$308,488

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders' Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Total Stockholders' Equity
Balances as of June 30, 2022	51,360	$51	87,116	$87	—	—	$(63,884)	$187,640	$123,894
Net income	—	—	—	—	—	—	36,936	—	36,936
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,278)	(1,278)
Shareholder capital contribution	—	—	—	—	—	—	—	19	19
Equity based compensation	77	—	—	—	—	—	—	1,224	1,224
Balances as of September 30, 2022	51,437	$51	87,116	$87	—	$—	$(26,948)	$187,605	$160,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2023	2022
	As Restated
Cash flows from operating activities
Net income	$94,023	$89,633
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,439	18,319
Amortization of operating lease right-of-use asset	24,733	21,976
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	16,037	8,731
Equity based compensation	5,752	2,613
Deferred tax assets	256	5,458
Amortization of cloud computing arrangements	386	—
Amortization and write-off of lease incentives	(241)	(224)
Insurance proceeds	60	—
Changes in operating assets and liabilities
Accounts receivable	(228)	(1,550)
Merchandise inventory	17,399	(84,228)
Prepaid and other assets	(4,363)	(4,530)
Other noncurrent liabilities	273	456
Accounts payable	(10,141)	8,524
Accrued expenses	3,502	23,682
Operating lease liabilities	(30,836)	(23,851)
Client deposits	9,819	(3,128)
Net cash provided by operating activities	147,870	61,881
Cash flows from investing activities
Purchases of property, furniture and equipment	(58,808)	(40,594)
Insurance proceeds	333	—
Net cash used in investing activities	(58,475)	(40,594)
Cash flows from financing activities
Principal payments under finance leases	(503)	(113)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,024)	—
Net cash used in financing activities	(1,527)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	87,868	21,174

Cash, cash equivalents and restricted cash equivalents
Beginning of period	152,527	130,908
End of period	$240,395	$152,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (continued) (Unaudited, amounts in thousands)

	Nine months ended September 30,
	2023	2022
	As Restated
Supplemental disclosure of cash flow information
Interest paid in cash	$3,962	$3,858
Interest received in cash	5,395	316
Income taxes paid in cash	28,856	20,579
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	13,210	5,515
Noncash financing activities:
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	(1,278)
Derecognition of build-to-suit assets as a result of ASC 842 adoption	—	(31,017)
Capital contributions	42	62
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
Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements
As previously disclosed, in preparation of the December 31, 2023 consolidated financial statements, the Company identified an error within the unaudited condensed consolidated balance sheet as of September 30, 2023 related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023 as presented below as Adjustment No. 1.
In preparation of the March 31, 2024 unaudited condensed consolidated financial statements, the Company identified an additional error within the unaudited condensed consolidated balance sheet as of September 30, 2023 related to certain cash receipts from landlord reimbursements prior to showroom completion being incorrectly included in property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

condensed consolidated statement of cash flows for the nine months ended September 30, 2023 as presented below as Adjustment No. 2.
The unaudited condensed consolidated balance sheet as of September 30, 2023 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023 have been restated to correct for these errors. In connection with the restatements of the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, we determined it is appropriate to correct for certain other immaterial errors.
The Company has also revised the unaudited condensed consolidated balance sheet as of December 31, 2022 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 to correct for the errors described above as well as for certain other errors, which were considered immaterial both individually and in the aggregate to such unaudited condensed consolidated financial statements.
We have also restated and revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.
The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	September 30, 2023
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Restated
Prepaid and other current assets	$63,140	$(26,441)	$36,699	$(13,428)	$23,271
Total current assets	$574,457	$(26,441)	$548,016	$(13,428)	$534,588

Operating right-of-use assets(1)	$314,378	$(4,806)	$309,572	$—	$309,572
Property, furniture and equipment, net	156,632	26,441	183,073	16,516	199,589
Total assets	$1,115,574	$(4,806)	$1,110,768	$3,088	$1,113,856

Accrued other expenses(1)	$47,073	$—	$47,073	$4,406	$51,479
Current portion of operating lease liabilities(1)	42,472	94	42,566	(1,318)	41,248
Total current liabilities	$386,163	$94	$386,257	$3,088	$389,345

Operating lease liabilities, long-term(1)	$360,708	$(4,900)	$355,808	$—	$355,808
Total liabilities	$807,086	$(4,806)	$802,280	$3,088	$805,368
Total liabilities and stockholders' equity	$1,115,574	$(4,806)	$1,110,768	$3,088	$1,113,856

(1) These identified adjustments are to correct other immaterial errors.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended
	September 30, 2023
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Restated
Cash flows from operating activities
Changes in prepaid and other assets	$(28,952)	$20,504	$(8,448)	$4,085	$(4,363)
Changes in accounts payable	(4,093)	(6,048)	(10,141)	—	(10,141)
Changes in operating lease liabilities	(28,797)	—	(28,797)	(2,039)	(30,836)
Net cash provided by operating activities	$131,368	$14,456	$145,824	$2,046	$147,870

Cash flows from investing activities
Purchases of property, furniture and equipment	$(42,306)	$(14,456)	$(56,762)	$(2,046)	$(58,808)
Net cash used in investing activities	$(41,973)	$(14,456)	$(56,429)	$(2,046)	$(58,475)

Supplemental disclosure of cash flow information
Noncash operating activities:
Lease incentives	$7,313	$(7,313)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$2,756	$6,048	$8,804	$4,406	$13,210

	December 31, 2022
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Revised
Prepaid and other current assets	$37,371	$(7,503)	$29,868	$(9,344)	$20,524
Total current assets	$478,051	$(7,503)	$470,548	$(9,344)	$461,204

Operating right-of-use assets	$252,055	$5,292	$257,347	$—	$257,347
Property, furniture and equipment, net	135,066	5,547	140,613	11,655	152,268
Other noncurrent assets	296	1,956	2,252	—	2,252
Total assets	$931,792	$5,292	$937,084	$2,311	$939,395

Accrued other expenses	$35,169	$—	$35,169	$1,591	$36,760
Current portion of operating lease liabilities	39,744	(494)	39,250	720	39,970
Total current liabilities	$373,783	$(494)	$373,289	$2,311	$375,600

Operating lease liabilities, long-term	$289,871	$5,786	$295,657	$—	$295,657
Total liabilities	$722,097	$5,292	$727,389	$2,311	$729,700
Total liabilities and stockholders' equity	$931,792	$5,292	$937,084	$2,311	$939,395

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended
	September 30, 2022
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(11,249)	$5,032	$(6,217)	$1,687	$(4,530)
Changes in accounts payable	10,334	(1,810)	8,524	—	8,524
Changes in operating lease liabilities	(22,586)	—	(22,586)	(1,265)	(23,851)
Net cash provided by operating activities	$58,237	$3,222	$61,459	$422	$61,881

Cash flows from investing activities
Purchases of property, furniture and equipment	$(36,950)	$(3,222)	$(40,172)	$(422)	$(40,594)
Net cash used in investing activities	$(36,950)	$(3,222)	$(40,172)	$(422)	$(40,594)

Supplemental disclosure of cash flow information
Noncash operating activities:
Lease incentives	$7,532	$(7,532)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$2,661	$1,810	$4,471	$1,044	$5,515
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

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
	As Restated
Prepaid expenses	$8,802	$11,228
Right of return asset	2,576	2,938
Prepaid advertising	3,760	816
Prepaid cloud computing arrangements, net(1)	2,845	1,054
Other current assets	5,288	4,488
Total prepaid and other current assets	$23,271	$20,524

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	September 30, 2023	December 31, 2022
		As Restated
Assets
Operating lease assets	Operating right-of-use assets	$309,572	$257,347
Finance lease assets	Financing right-of-use assets	39,480	38,522
Total leased assets		$349,052	$295,869

Liabilities
Current operating leases	Current portion of operating lease liabilities	$41,248	$39,970
Non-current operating leases	Operating lease liabilities, long-term	355,808	295,657
Total operating lease liabilities		397,056	335,627

Current finance leases	Current portion of financing lease liabilities	925	531
Non-current finance leases	Financing lease liabilities, long-term	54,010	51,835
Total finance lease liabilities		54,935	52,366
Total lease liabilities		$451,991	$387,993

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

Weighted Average Discount Rate	September 30, 2023	September 30, 2022
	As Restated
Operating leases	5.94%	4.56%
Finance leases	9.63%	9.72%

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease liabilities at September 30, 2023 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
	As Restated		As Restated
Remainder of 2023	$14,428	$1,533	$15,961
2024	64,426	5,789	70,215
2025	61,146	5,789	66,935
2026	56,918	6,249	63,167
2027	53,111	6,060	59,171
2028	47,930	5,610	53,540
Thereafter	229,657	109,943	339,600
Total lease payments	527,616	140,973	668,589
Less: Amounts representing interest	(130,560)	(86,038)	(216,598)
Total	$397,056	$54,935	$451,991

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
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$147,870	$61,881
Net cash used in investing activities	(58,475)	(40,594)
Net cash used in financing activities	(1,527)	(113)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$87,868	$21,174
Net cash provided by operating activities
Comparison of the nine months ended September 30, 2023 and 2022
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2023, net cash provided by operating activities was $147.9 million and consisted of net income of $94.0 million and an increase of non-cash items of $68.4 million, which were partially offset by a change in working capital and other activities of $14.6 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $30.8 million primarily due to payments made under the related lease agreements, a decrease in accounts payable of $10.1 million, and an increase in prepaid and other assets of $4.4 million, which was partially offset by a decrease of merchandise inventory of $17.4 million, an increase in client deposits of $9.8 million and an increase in accrued expenses of $3.5 million, in the nine months ended September 30, 2023.
For the nine months ended September 30, 2022, net cash provided by operating activities was $61.9 million and consisted of net income of $89.6 million and increases of non-cash items of $56.9 million, which was partially offset by a change in working capital and other activities of $84.6 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $84.2 million, a decrease in operating lease liabilities of $23.9 million primarily due to payments made under the related lease agreements, an increase in prepaid and other assets of $4.5 million, a decrease in client deposits of $3.1 million, which was partially offset by an increase in accrued expenses of $23.7 million and an increase in accounts payable of $8.5 million in the nine months ended September 30, 2022.

Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments.
Comparison of the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, net cash used in investing activities was $58.5 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
For the nine months ended September 30, 2022, net cash used in investing activities was $40.6 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
Historical capital expenditures are summarized as follows:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash used in investing activities	$58,475	$40,594
Less: Landlord contributions	11,940	11,705
Total capital expenditures, net of landlord contributions	$46,535	$28,889
Total capital expenditures, net of landlord contributions increased by $17.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
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

In preparation of the December 31, 2023 consolidated financial statements and in preparation of the March 31, 2024 condensed consolidated financial statements, these material weaknesses resulted in restatements as of and for the interim period ended September 30, 2023 and revisions as of and for the annual periods ended December 31, 2023, 2022 and 2021, and as of and for the interim periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023 and June 30, 2023, principally related to prepaid and other current assets, property, furniture and equipment, net and operating lease liabilities, which resulted in misclassifications in the balance sheets and statements of cash flows and the timely recording of liabilities, operating right-of-use assets and operating lease liabilities. There were also immaterial misstatements. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2024.

ARHAUS, INC.

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)