Form 10-Q
period 2024-03-31
Arhaus, Inc.
filed 2024-05-10
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2024 the registrant had 53,241,316 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$233,230	$223,098
Restricted cash	3,210	3,207
Accounts receivable, net	1,805	2,394
Merchandise inventory, net	268,410	254,292
Prepaid and other current assets	33,122	26,304
Total current assets	539,777	509,295
Operating right-of-use assets	322,905	302,157
Financing right-of-use assets	38,209	38,835
Property, furniture and equipment, net	243,167	220,248
Deferred tax assets	18,953	19,127
Goodwill	10,961	10,961
Other noncurrent assets	2,407	4,525
Total assets	$1,176,379	$1,105,148

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,135	$63,699
Dividends payable	70,628	—
Accrued taxes	13,296	9,638
Accrued wages	11,156	15,185
Accrued other expenses	43,195	46,062
Client deposits	202,922	173,808
Current portion of operating lease liabilities	42,694	33,051
Current portion of financing lease liabilities	919	904
Total current liabilities	446,945	342,347
Operating lease liabilities, long-term	383,684	362,598
Financing lease liabilities, long-term	53,658	53,870
Deferred rent and lease incentives	1,871	1,952
Other long-term liabilities	4,574	4,143
Total liabilities	$890,732	$764,910
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 53,361,983 shares issued and 53,241,316 outstanding as of March 31, 2024; 53,254,088 shares issued and 53,169,711 outstanding as of December 31, 2023)	53	52
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of March 31, 2024; 87,115,600 shares issued and outstanding as of December 31, 2023)	87	87
Retained earnings	89,206	145,292
Additional paid-in capital	196,301	194,807
Total Arhaus, Inc. stockholders’ equity	285,647	340,238
Total liabilities and stockholders’ equity	$1,176,379	$1,105,148
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Three months ended
	March 31,
	2024	2023
Net revenue	$295,162	$304,568
Cost of goods sold	180,108	176,330
Gross margin	115,054	128,238
Selling, general and administrative expenses	96,693	82,782
Income from operations	$18,361	$45,456
Interest expense (income), net	(1,432)	(173)
Other income	(122)	(572)
Income before taxes	19,915	46,201
Income tax expense	4,816	12,102
Net and comprehensive income	$15,099	$34,099

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	139,816,792	139,072,756
Net and comprehensive income per share, basic	$0.11	$0.25
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	140,556,031	139,939,543
Net and comprehensive income per share, diluted	$0.11	$0.24
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	15,099	—	15,099
Shareholder capital contribution	—	—	—	—	—	—	—	11	11
Equity based compensation	129	1	—	—	—	—	—	2,023	2,024
Shares withheld to cover employees’ withholding taxes for equity based compensation	(37)	—	—	—	37	—	—	(540)	(540)
Dividends declared	—	—	—	—	—	—	(71,185)	—	(71,185)
March 31, 2024	52,761	$53	87,116	$87	121	$—	$89,206	$196,301	$285,647

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2022	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$209,695
Net income	—	—	—	—	—	—	34,099	—	34,099
Shareholder capital contribution	—	—	—	—	—	—	—	17	17
Equity based compensation	804	1	—	—	—	—	—	1,629	1,630
Shares withheld to cover employees’ withholding taxes for equity based compensation	(25)	—	—	—	25	—	—	(347)	(347)
March 31, 2023	52,216	$52	87,116	$87	$25	$—	$54,152	$190,803	$245,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$15,099	$34,099
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,603	6,740
Amortization of operating lease right-of-use asset	8,738	7,559
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	6,233	4,640
Equity based compensation	2,024	1,630
Deferred tax assets	174	4,599
Amortization of cloud computing arrangements	310	—
Amortization and write-off of lease incentives	(80)	(80)
Insurance proceeds	—	47
Changes in operating assets and liabilities
Accounts receivable	589	(173)
Merchandise inventory	(14,118)	(5,750)
Prepaid and other assets	(5,758)	(1,286)
Other noncurrent liabilities	18	93
Accounts payable	(4,819)	(12,625)
Accrued expenses	(5,092)	(13,346)
Operating lease liabilities	(4,207)	(10,628)
Client deposits	29,114	(4,654)
Net cash provided by operating activities	36,828	10,865
Cash flows from investing activities
Purchases of property, furniture and equipment	(25,932)	(11,693)
Insurance proceeds	—	333
Net cash used in investing activities	(25,932)	(11,360)
Cash flows from financing activities
Principal payments under finance leases	(221)	(65)
Repurchase of shares for payment of withholding taxes for equity based compensation	(540)	(347)
Net cash used in financing activities	(761)	(412)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,135	(907)

Cash, cash equivalents and restricted cash
Beginning of period	226,305	152,527
End of period	$236,440	$151,620

Supplemental disclosure of cash flow information
Interest paid in cash	$840	$1,305
Interest received in cash	2,871	1,507
Income taxes paid in cash	991	1,246
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	15,250	8,025
Noncash financing activities:
Capital contributions	11	17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (the “Company,” “we” or “Arhaus”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 92 Showrooms as of March 31, 2024.
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
The accompanying condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, the condensed consolidated statements of comprehensive income, changes in stockholders’equity and cash flows for the three months ended March 31, 2024 and March 31, 2023 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2024, the results of operations, changes in stockholders’equity and cash flows for the three months ended March 31, 2024 and March 31, 2023. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the three months ended March 31, 2024 and March 31, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Client Deposits
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of March 31, 2024 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at March 31, 2024 and December 31, 2023 of $0.4 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the three months ended March 31, 2024 and March 31, 2023, breakage income was minimal.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at March 31, 2024 and December 31, 2023. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
From time to time, the Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the three months ended March 31, 2024, the Company earned $2.8 million in interest income. For the three months ended March 31, 2023, interest income was $1.5 million. Interest income is included within interest expense (income), net on our condensed consolidated statements of comprehensive income.
Revision to Previously Issued Consolidated Financial Statements and Interim Unaudited Condensed Consolidated Financial Statements
As previously disclosed, in preparation of the December 31, 2023 consolidated financial statements, the Company identified an error within the unaudited condensed consolidated balance sheets related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows and the Company concluded to revise the consolidated financial statements and interim unaudited condensed consolidated financial statements as presented below in Adjustment No.1.
In preparation of the March 31, 2024 unaudited condensed consolidated financial statements, the Company identified an additional error within the unaudited condensed consolidated balance sheets related to certain cash receipts from landlord reimbursements prior to showroom completion being incorrectly included in property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows as presented below in Adjustment No. 2.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has evaluated the errors both quantitatively and qualitatively and concluded they were not material, individually or in the aggregate, to the prior period consolidated financial statements and interim unaudited condensed consolidated financial statements. The Company concluded to further revise: the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows as of and for the three months ended March 31, 2023 and 2022, and as of and for the six months ended June 30, 2023 and 2022; the unaudited condensed consolidated balance sheet as of September 30, 2022; the consolidated balance sheets as of December 31, 2023 and 2022; and the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021.
In connection with the revisions, the Company determined it is appropriate to correct for certain other immaterial errors. The Company will effect the revisions of the consolidated financial statements for 2023 and 2022 within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company will effect the revision of the unaudited interim condensed consolidated financial statements for the second quarter of 2023 within our Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2024.
The Company has also revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.
The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	December 31, 2023
Consolidated Balance Sheet	As Reported	Adjustment No. 2	As Revised
Prepaid and other current assets	$45,260	$(18,956)	$26,304
Total current assets	$528,251	$(18,956)	$509,295

Property, furniture and equipment, net	$210,238	$10,010	$220,248
Total assets	$1,114,094	$(8,946)	$1,105,148

Accrued other expenses	$42,502	$3,560	$46,062
Current portion of operating lease liabilities	45,557	(12,506)	33,051
Total current liabilities	$351,293	$(8,946)	$342,347
Total liabilities	$773,856	$(8,946)	$764,910
Total liabilities and stockholders' equity	$1,114,094	$(8,946)	$1,105,148

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year ended
	December 31, 2023
Consolidated Statement of Cash Flows	As Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(20,721)	$9,612	$(11,109)
Changes in operating lease liabilities	(25,794)	(13,226)	(39,020)
Net cash provided by operating activities	$172,299	$(3,614)	$168,685

Cash flows from investing activities
Purchases of property, furniture and equipment	$(97,055)	$3,614	$(93,441)
Net cash used in investing activities	$(96,722)	$3,614	$(93,108)

Supplemental disclosure of cash flow information
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$6,726	$3,560	$10,286

	June 30, 2023
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Prepaid and other current assets	$43,084	$(13,274)	$29,810	$(11,380)	$18,430
Total current assets	$521,047	$(13,274)	$507,773	$(11,380)	$496,393

Operating right-of-use assets	$309,211	$(7,350)	$301,861	$—	$301,861
Property, furniture and equipment, net	149,515	13,274	162,789	15,160	177,949
Total assets	$1,045,279	$(7,350)	$1,037,929	$3,780	$1,041,709

Accrued other expenses	$33,857	$—	$33,857	$2,410	$36,267
Current portion of operating lease liabilities	41,483	—	41,483	1,370	42,853
Total current liabilities	$344,627	$—	$344,627	$3,780	$348,407

Operating lease liabilities, long-term	$352,898	$(7,350)	$345,548	$—	$345,548
Total liabilities	$757,715	$(7,350)	$750,365	$3,780	$754,145
Total liabilities and stockholders' equity	$1,045,279	$(7,350)	$1,037,929	$3,780	$1,041,709

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended
	June 30, 2023
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(6,808)	$5,391	$(1,417)	$2,036	$619
Changes in accounts payable	(4,849)	(5,676)	(10,525)	—	(10,525)
Changes in operating lease liabilities	(17,903)	—	(17,903)	650	(17,253)
Net cash provided by operating activities	$61,795	$(285)	$61,510	$2,686	$64,196

Cash flows from investing activities
Purchases of property, furniture and equipment	$(32,815)	$285	$(32,530)	$(2,686)	$(35,216)
Net cash used in investing activities	$(32,482)	$285	$(32,197)	$(2,686)	$(34,883)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,945	$(4,945)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$456	$5,676	$6,132	$2,410	$8,542

	March 31, 2023
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Prepaid and other current assets	$44,122	$(10,221)	$33,901	$(12,469)	$21,432
Total current assets	$489,771	$(10,221)	$479,550	$(12,469)	$467,081

Property, furniture and equipment, net	$136,156	$7,908	$144,064	$16,636	$160,700
Other noncurrent assets	277	2,313	2,590	—	2,590
Total assets	$965,886	$—	$965,886	$4,167	$970,053

Accrued other expenses	$33,174	$—	$33,174	$1,804	$34,978
Current portion of operating lease liabilities	40,233	—	40,233	2,363	42,596
Total current liabilities	$346,816	$—	$346,816	$4,167	$350,983
Total liabilities	$720,792	$—	$720,792	$4,167	$724,959
Total liabilities and stockholders' equity	$965,886	$—	$965,886	$4,167	$970,053

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended
	March 31, 2023
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(7,513)	$3,102	$(4,411)	$3,125	$(1,286)
Changes in accounts payable	(7,943)	(4,682)	(12,625)	—	(12,625)
Changes in operating lease liabilities	(12,271)	—	(12,271)	1,643	(10,628)
Net cash provided by operating activities	$7,677	$(1,580)	$6,097	$4,768	$10,865

Cash flows from investing activities
Purchases of property, furniture and equipment	$(8,505)	$1,580	$(6,925)	$(4,768)	$(11,693)
Net cash used in investing activities	$(8,172)	$1,580	$(6,592)	$(4,768)	$(11,360)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$741	$(741)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$1,539	$4,682	$6,221	$1,804	$8,025

	December 31, 2022
Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Revised
Prepaid and other current assets	$37,371	$(7,503)	$29,868	$(9,344)	$20,524
Total current assets	$478,051	$(7,503)	$470,548	$(9,344)	$461,204

Operating right-of-use assets	$252,055	$5,292	$257,347	$—	$257,347
Property, furniture and equipment, net	135,066	5,547	140,613	11,655	152,268
Other noncurrent assets	296	1,956	2,252	—	2,252
Total assets	$931,792	$5,292	$937,084	$2,311	$939,395

Accrued other expenses	$35,169	$—	$35,169	$1,591	$36,760
Current portion of operating lease liabilities	39,744	(494)	39,250	720	39,970
Total current liabilities	$373,783	$(494)	$373,289	$2,311	$375,600

Operating lease liabilities, long-term	$289,871	$5,786	$295,657	$—	$295,657
Total liabilities	$722,097	$5,292	$727,389	$2,311	$729,700
Total liabilities and stockholders' equity	$931,792	$5,292	$937,084	$2,311	$939,395

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year ended
	December 31, 2022
Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(9,329)	$2,442	$(6,887)	$(267)	$(7,154)
Changes in accounts payable	14,014	(3,718)	10,296	—	10,296
Changes in operating lease liabilities	(33,682)	—	(33,682)	4,551	(29,131)
Net cash provided by operating activities	$74,454	$(1,276)	$73,178	$4,284	$77,462

Cash flows from investing activities
Purchases of property, furniture and equipment	$(52,658)	$1,276	$(51,382)	$(4,284)	$(55,666)
Net cash used in investing activities	$(52,658)	$1,276	$(51,382)	$(4,284)	$(55,666)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,312	$(4,312)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$3,160	$3,718	$6,878	$1,591	$8,469

	September 30, 2022
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Prepaid and other current assets	$35,867	$(5,772)	$30,095	$(11,298)	$18,797
Total current assets	$482,298	$(5,772)	$476,526	$(11,298)	$465,228

Operating right-of-use assets	$224,921	$7,092	$232,013	$—	$232,013
Property, furniture and equipment, net	128,783	4,249	133,032	7,246	140,278
Other noncurrent assets	235	1,523	1,758	—	1,758
Total assets	$907,208	$7,092	$914,300	$(4,052)	$910,248

Accrued other expenses	$33,756	$—	$33,756	$1,044	$34,800
Current portion of operating lease liabilities	39,248	680	39,928	(5,096)	34,832
Total current liabilities	$423,986	$680	$424,666	$(4,052)	$420,614

Operating lease liabilities, long-term	$263,753	$6,412	$270,165	$—	$270,165
Total liabilities	$746,413	$7,092	$753,505	$(4,052)	$749,453
Total liabilities and stockholders' equity	$907,208	$7,092	$914,300	$(4,052)	$910,248

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Prepaid and other current assets	$29,509	$(5,264)	$24,245	$(10,390)	$13,855
Total current assets	$455,100	$(5,264)	$449,836	$(10,390)	$439,446

Property, furniture and equipment, net	$116,620	$4,105	$120,725	$5,891	$126,616
Other noncurrent assets	249	1,159	1,408	—	1,408
Total assets	$877,032	$—	$877,032	$(4,499)	$872,533

Accrued other expenses	$26,718	$—	$26,718	$777	$27,495
Current portion of operating lease liabilities	37,624	—	37,624	(5,276)	32,348
Total current liabilities	$426,659	$—	$426,659	$(4,499)	$422,160
Total liabilities	$753,138	$—	$753,138	$(4,499)	$748,639
Total liabilities and stockholders' equity	$877,032	$—	$877,032	$(4,499)	$872,533

	Six months ended
	June 30, 2022
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(5,095)	$4,520	$(575)	$779	$204
Changes in accounts payable	15,197	(321)	14,876	—	14,876
Changes in operating lease liabilities	(15,401)	—	(15,401)	(1,445)	(16,846)
Net cash provided by operating activities	$41,110	$4,199	$45,309	$(666)	$44,643

Cash flows from investing activities
Purchases of property, furniture and equipment	$(20,355)	$(4,199)	$(24,554)	$666	$(23,888)
Net cash used in investing activities	$(20,355)	$(4,199)	$(24,554)	$666	$(23,888)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,494	$(4,494)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$1,673	$321	$1,994	$777	$2,771

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2022
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Prepaid and other current assets	$31,013	$(5,060)	$25,953	$(9,015)	$16,938
Total current assets	$435,116	$(5,060)	$430,056	$(9,015)	$421,041

Operating right-of-use assets	$196,896	$3,071	$199,967	$—	$199,967
Property, furniture and equipment, net	107,581	4,083	111,664	8,823	120,487
Other noncurrent assets	264	977	1,241	—	1,241
Total assets	$814,189	$3,071	$817,260	$(192)	$817,068

Accrued other expenses	$20,946	$—	$20,946	$717	$21,663
Current portion of operating lease liabilities	37,957	(138)	37,819	(909)	36,910
Total current liabilities	$444,885	$(138)	$444,747	$(192)	$444,555

Operating lease liabilities, long-term	$227,191	$3,209	$230,400	$—	$230,400
Total liabilities	$727,645	$3,071	$730,716	$(192)	$730,524
Total liabilities and stockholders' equity	$814,189	$3,071	$817,260	$(192)	$817,068

	Three months ended
	March 31, 2022
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(3,016)	$1,628	$(1,388)	$(596)	$(1,984)
Changes in accounts payable	8,680	(2,247)	6,433	—	6,433
Changes in operating lease liabilities	(11,485)	—	(11,485)	2,922	(8,563)
Net cash provided by operating activities	$35,219	$(619)	$34,600	$2,326	$36,926

Cash flows from investing activities
Purchases of property, furniture and equipment	$(10,151)	$619	$(9,532)	$(2,326)	$(11,858)
Net cash used in investing activities	$(10,151)	$619	$(9,532)	$(2,326)	$(11,858)

Supplemental disclosure of cash flow information
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$108	$2,247	$2,355	$717	$3,072

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year ended
	December 31, 2021
Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(3,621)	$(8,673)	$(12,294)	$3,590	$(8,704)
Changes in accounts payable	17,595	(3,088)	14,507	—	14,507
Changes in deferred rent and lease incentives	4,518	5,352	9,870	(2,074)	7,796
Net cash provided by operating activities	$146,243	$(6,409)	$139,834	$1,516	$141,350

Cash flows from investing activities
Purchases of property, furniture and equipment	$(47,870)	$6,409	$(41,461)	$(1,516)	$(42,977)
Net cash used in investing activities	$(47,870)	$6,409	$(41,461)	$(1,516)	$(42,977)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$5,352	$(5,352)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$5,968	$3,088	$9,056	$363	$9,419
As previously disclosed, these errors also resulted in the restatement of the unaudited condensed consolidated balance sheet and statement of cash flows as of and for the nine months ended September 30, 2023 and the revision of the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022.
2. Recently Issued Accounting Standards
New Accounting Standards Adopted in Fiscal 2024
The Company adopted Accounting Standards Updates (“ASU”) 2023-01 — Leases (Topic 842): Common Control Arrangements in the three months ended March 31, 2024. We believe the adoption of ASU 2023-01 did not have a material impact on our accounting policies or our condensed consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted
The following table summarizes accounting pronouncements which we have not yet adopted but will be adopted in the upcoming fiscal year. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. We believe the adoption will not have a material impact on our accounting policies, financial position or results of operations but could require additional disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We believe the adoption will not have a material impact on our accounting policies, financial position or results of operations but could require additional disclosures.

ASU	Description	Adoption Date
ASU 2023-07	Segment Reporting (Topic 280): Improvements	Fiscal Year 2024
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal Year 2025

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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Balance as of beginning of period	$7,084	$6,375
Accruals during the period	3,080	3,381
Settlements during the period	(3,136)	(3,291)
Balance as of end of the period(1)	$7,028	$6,465

(1) $4.0 million and $3.7 million were recorded in accrued other expenses at March 31, 2024 and March 31, 2023, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4. Debt
On November 8, 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at March 31, 2024 and 1.50% at March 31, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026.
At March 31, 2024 and December 31, 2023, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, are recorded in other noncurrent assets on the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.2 million as of March 31, 2024 and $0.1 million as of December 31, 2023.
The Company was in compliance with all applicable debt covenants at March 31, 2024 and December 31, 2023, and expects to remain in compliance over the next 12 months.
5. Leases
The Company leases real estate and equipment under operating and finance leases, some of which are from related parties as discussed in Note 10 — Related Party Transactions. The most significant obligations under these lease agreements

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

require the payments of periodic rentals, real estate taxes, insurance and maintenance costs. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures.
The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating right-of-use assets	$322,905	$302,157
Finance lease assets	Financing right-of-use assets	38,209	38,835
Total leased assets		$361,114	$340,992

Liabilities
Current operating leases	Current portion of operating lease liabilities	$42,694	$33,051
Non-current operating leases	Operating lease liabilities, long-term	383,684	362,598
Total operating lease liabilities		426,378	395,649

Current finance leases	Current portion of financing lease liabilities	919	904
Non-current finance leases	Financing lease liabilities, long-term	53,658	53,870
Total finance lease liabilities		54,577	54,774
Total lease liabilities		$480,955	$450,423

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

		Three months ended
		March 31,
	Condensed Consolidated Statements of Comprehensive Income Classification	2024	2023
Lease costs:
Operating lease costs	Cost of goods sold	$12,185	$9,714
Operating lease costs	Selling, general and administrative expenses	2,501	2,401
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	626	540
Interest expense on lease liabilities	Interest expense (income), net	1,301	1,268
Variable lease costs(1)	Cost of goods sold	9,488	10,031
Short term lease costs	Selling, general and administrative expenses	18	120
Total lease costs		$26,119	$24,074

(1) For the three months ended March 31, 2024, there were no month-to-month lease costs. For the three months ended March 31, 2023, total lease costs includes $0.3 million of month-to-month lease costs.
We often have options to renew lease terms for Showrooms and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms are as follows:

	Three months ended
	March 31,
Weighted Average Remaining Lease Term (In Years)	2024	2023
Operating leases	9.24	9.32
Finance leases	20.66	22.26
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

	Three months ended
	March 31,
Weighted Average Discount Rate	2024	2023
Operating leases	6.04%	5.80%
Finance leases	9.64%	9.72%

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease liabilities at March 31, 2024 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2024	$48,161	$4,343	$52,504
2025	69,044	5,800	74,844
2026	63,772	6,259	70,031
2027	59,709	6,060	65,769
2028	54,283	5,610	59,893
2029	51,279	5,224	56,503
Thereafter	222,283	104,719	327,002
Total lease payments	568,531	138,015	706,546
Less: Amounts representing interest	(142,153)	(83,438)	(225,591)
Total	$426,378	$54,577	$480,955

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At March 31, 2024, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 3 to 13 years. The aggregate minimum rental payments over the term of the leases of approximately $151.4 million are not included in the above table.
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,996	$13,411
Operating cash flows for finance leases	1,230	1,204
Financing cash flows for finance leases	221	129
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,751	$28,582
Finance leases	—	—
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	500,304	$15.47
Granted	—	—
Forfeited	—	—
Vested	(21,477)	0.20
Unvested at March 31, 2024	478,827	$16.16

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended
	March 31,
	2024	2023
Equity based compensation expense - Restricted Stock(1)	$660	$698

(1) Total unrecognized equity based compensation to be recognized in future periods is $5.5 million at March 31, 2024, and will be recognized over a weighted average period of 2.16 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Per the 2021 Equity Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients vest in one-third increments on each of the first, second and third anniversary of the date of grant, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and canceled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents accrued for awards that ultimately do not vest are forfeited. The RSUs issued to certain members of the Board of Directors will vest on the one-year anniversary of the grant date.
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
Activity of the Company’s PSU and RSU awards and related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	700,229	$7.20	1,248,165	$7.79
Granted	—	—	—	—
Forfeited	(10,000)	9.93	(7,894)	9.54
Vested	—	—	(107,895)	9.49
Unvested at March 31, 2024	690,229	$7.16	1,132,376	$7.62

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended
	March 31,
	2024	2023
Equity based compensation expense - PSUs(1)	$352	$433
Equity based compensation expense - RSUs(2)	$1,012	$499

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $2.6 million at March 31, 2024, and will be recognized over a weighted average period of 1.31 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $6.7 million at March 31, 2024, and will be recognized over a weighted average period of 2.16 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
7. Segment Reporting
Our chief operating decision maker is our Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, outdoor, lighting, textiles, and décor. The assortment of merchandise can be purchased through our Retail and eCommerce merchandise sales channels.
The majority of our net revenue is generated through sales to clients in the United States. Sales to clients outside of the United States are not significant. Further, no single client represents more than ten percent or more of our net revenue.
Net revenue by merchandise sales channel is as follows (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Retail	$243,255	$250,102
eCommerce	51,907	54,466
Total net revenue	$295,162	$304,568
8. Net and Comprehensive Income per Share
Basic and diluted net and comprehensive income per share for the three months ended March 31, 2024 and March 31, 2023, was calculated by dividing net and comprehensive income by the number of basic and diluted weighted-average common shares outstanding. The Company has elected to not adjust net and comprehensive income for forfeitable dividend equivalents, when declared, related to unvested equity awards. The Company will recognize dividends paid on common shares when the dividend equivalents are no longer forfeitable, such as if the contingency is met or the share-based payment awards vest into common shares.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2024	2023
Numerator
Net and comprehensive income	$15,099	$34,099

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	139,816,792	139,072,756
Effect of dilutive restricted stock (1) (2)	739,239	866,787
Weighted-average number of common shares outstanding, diluted	140,556,031	139,939,543

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.11	$0.25
Net and comprehensive income per share, diluted	$0.11	$0.24

(1) During the three months ended March 31, 2024, 412,487 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended March 31, 2023, 547,370 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) Excluded from the calculation of the effect of dilutive restricted stock as of three months ended March 31, 2024 and March 31, 2023, were 540,335 and 768,013 PSUs, respectively, because they did not meet the required performance criteria.
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
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of March 31, 2024 and December 31, 2023, we recorded liabilities of $0.2 million and $0.2 million, respectively, in accrued other expenses on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
In August 2023, the Company committed to make a $10.0 million donation to The Nature Conservancy. As of March 31, 2024, we have a remaining commitment of $5.0 million in accrued other expense on our condensed consolidated balance sheets.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “Record Date”). As of March 31, 2024, we recorded $70.6 million in current liabilities and $0.6 million in other long-term liabilities on our condensed consolidated balance sheet.
The Company paid out the aforementioned special cash dividend in April 2024 on its Class A and Class B common stock in the amount of $69.9 million. The remaining dividends payable balance recorded in current liabilities on our condensed consolidated balance sheet relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the Record Date and are expected to vest within the next 12 months.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Related Party Transactions
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments are $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $0.4 million and $0.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $1.0 million and $1.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Other transactions
The accounts payable due to related parties for state and federal income tax refunds were $0.2 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively, and are included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income tax expenses were $4.8 million and $12.1 million in the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate was 24.2% and 26.2% for the three months ended March 31, 2024 and March 31, 2023, respectively.
As of March 31, 2024, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2019 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of March 31, 2024, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The following discussion contains references to the three months ended March 31, 2024 and March 31, 2023, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the three months ended March 31, 2024 and March 31, 2023, respectively.
Revision of Previously Issued Condensed Consolidated Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised to give effect to the revision of our condensed consolidated balance sheets and condensed consolidated statements of cash flows, as more fully described in Note 1 - Nature of Business and Basis of Presentation to the Notes to Condensed Consolidated Financial Statements.

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
As of March 31, 2024, we operated 92 Showrooms, 80 with in-home interior designers. At December 31, 2023, we operated 92 Showrooms, 78 with in-home interior designers.

	March 31, 2024	December 31, 2023
Traditional Showrooms	80	80
Design Studios	8	8
Outlets	4	4
Total Showroom locations	92	92
Total square footage (in thousands)	1,448	1,438
For the three months ended March 31, 2024, we generated $295.2 million of net revenue, $115.1 million of gross margin and $15.1 million of net and comprehensive income.
How We Assess the Performance of Our Business
In addition to U.S. GAAP results, this Form 10-Q contains references to the non-GAAP financial measures below. We use these non-GAAP measures to help assess the performance of our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with U.S. GAAP, we believe that providing these non-GAAP financial measures is useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of non-recurring items.
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

Gross Margin. Gross margin is equal to our net revenue less cost of goods sold. Cost of goods sold includes the direct cost of purchased merchandise, inventory reserves, inbound freight, all freight costs to get merchandise to our Showrooms, credit card fees, design, buying and allocation costs, our supply chain, such as product development and sourcing, occupancy costs related to Showroom operations, such as rent and common area maintenance for our leases, depreciation and amortization of leasehold improvements, equipment and other assets in our Showrooms. In addition, cost of goods sold includes all logistics costs associated with shipping product to our clients, partially offset by delivery fees collected from clients (recorded in net revenue on the condensed consolidated statements of comprehensive income).

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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Three months ended
	March 31,
	2024	2023
Net and comprehensive income	$15,099	$34,099
Interest expense (income), net	(1,432)	(173)
Income tax expense	4,816	12,102
Depreciation and amortization	8,603	6,740
EBITDA	27,086	52,768
Equity based compensation	2,024	1,630
Other expenses (1)	—	437
Adjusted EBITDA	$29,110	$54,835

(1)Other expenses represent costs and investments not indicative of ongoing business performance, such as public offering costs, severance, signing bonuses and recruiting costs. For the three months ended March 31, 2023, these expenses consisted largely of $0.3 million of severance, signing bonuses and recruiting costs and $0.1 million of public offering costs.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent showroom growth from January 1, 2023 to March, 31, 2024 is summarized in the following table:

	March 31, 2024	December 31, 2023
Showrooms open at beginning of period	92	81
Showrooms opened (1)	2	14
Showrooms closed for relocations	(2)	(3)
Showrooms closed permanently	—	—
Showrooms open at end of period	92	92
(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.

Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Three months ended
	March 31,
	2024	2023
Net revenue	$295,162	$304,568
Cost of goods sold	180,108	176,330
Gross margin	115,054	128,238
Selling, general and administrative expenses	96,693	82,782
Income from operations	18,361	45,456
Interest expense (income), net	(1,432)	(173)
Other income	(122)	(572)
Income before taxes	19,915	46,201
Income tax expense	4,816	12,102
Net and comprehensive income	$15,099	$34,099
Other Operational Data (dollars in thousands):

	Three months ended
	March 31,
	2024	2023
Net revenue	$295,162	$304,568
Comparable growth	(9.5)%	21.0%
Demand comparable growth	1.3%	5.6%
Gross margin as a % of net revenue	39.0%	42.1%
Selling, general and administrative expenses as a % of net revenue	32.8%	27.2%
Income from operations as a % of net revenue	6.2%	14.9%
Net and comprehensive income	$15,099	$34,099
Net and comprehensive income as a % of net revenue	5.1%	11.2%
Adjusted EBITDA(1)	$29,110	$54,835
Adjusted EBITDA as a % of net revenue	9.9%	18.0%
Total Showrooms at end of period	92	82

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the three months ended March 31, 2024 and March 31, 2023
Net Revenue
Net revenue decreased $9.4 million, or 3.1%, to $295.2 million in the three months ended March 31, 2024 compared to $304.6 million in the three months ended March 31, 2023. The decrease was driven primarily by the non-recurrence of prior year abnormal backlog deliveries and a weather-related impact on deliveries in January, partially offset by favorable demand versus prior year.
Gross Margin
Gross margin decreased $13.2 million, or 10.3%, to $115.1 million in the three months ended March 31, 2024 compared to $128.2 million in the three months ended March 31, 2023. Lower gross margin was primarily driven by the decrease in net revenue and increased Showroom costs of $4.0 million.
As a percentage of net revenue, gross margin decreased 310 basis points to 39.0% of net revenue in the three months ended March 31, 2024 compared to 42.1% of net revenue in the three months ended March 31, 2023. The gross margin decrease as a percentage of net revenue was primarily the result of higher Showroom costs, which increased 160 basis points, deleverage on fixed expenses of 50 basis points and higher transportation costs, which increased 40 basis points.

Selling, General and Administrative Expenses
SG&A expenses increased $13.9 million, or 16.8%, to $96.7 million in the three months ended March 31, 2024 compared to $82.8 million in the three months ended March 31, 2023. The increase in SG&A expenses was primarily driven by a $6.6 million increase in selling expenses related to new Showrooms and demand strength, a $5.6 million increase in corporate expenses due to strategic investments, including supply chain and technology improvements, and increased warehouse expense of $1.4 million as our Dallas location continues to increase productivity.
As a percentage of net revenue, SG&A expenses increased 560 basis points to 32.8% of net revenue in the three months ended March 31, 2024 compared to 27.2% of net revenue in the three months ended March 31, 2023.
Interest Expense (Income), net
Interest expense (income), net increased $1.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in interest income earned on interest-bearing checking accounts.
Income Taxes
Income tax expense was $4.8 million in the three months ended March 31, 2024 compared to $12.1 million in the three months ended March 31, 2023. The decrease was primarily due to lower income before taxes. Our effective tax rate was 24.2% and 26.2% for the three months ended March 31, 2024 and 2023, respectively.
Net and Comprehensive Income
Net and comprehensive income decreased $19.0 million to $15.1 million in the three months ended March 31, 2024 compared to $34.1 million in the three months ended March 31, 2023. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of March 31, 2024, we had cash and cash equivalents of $233.2 million.
For the three months ended March 31, 2024, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of March 31, 2024, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024.
Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a minimum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility bears variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at March 31, 2024 and 1.50% at March 31, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million. The 2021 Credit Facility expires on November 8, 2026. At March 31, 2024, we had no borrowings on the 2021 Credit Facility. Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Net cash provided by operating activities	$36,828	$10,865
Net cash used in investing activities	(25,932)	(11,360)
Net cash used in financing activities	(761)	(412)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,135	$(907)
Net cash provided by operating activities
Comparison of the three months ended March 31, 2024 and March 31, 2023
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the three months ended March 31, 2024, net cash provided by operating activities was $36.8 million and consisted of net income of $15.1 million and an increase of non-cash items of $26.0 million, which were partially offset by a change in working capital and other activities of $4.3 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $14.1 million, an increase in prepaid and other assets of $5.8 million, a decrease in accrued expenses of $5.1 million, a decrease in accounts payable of $4.8 million, and a decrease in operating lease liabilities of $4.2 million primarily due to payments made under the related lease agreements which was partially offset by an increase in client deposits of $29.1 million in the three months ended March 31, 2024.
For the three months ended March 31, 2023, net cash provided by operating activities was $10.9 million and consisted of net income of $34.1 million and increases of non-cash items of $25.1 million, which was partially offset by a change in working capital and other activities of $48.4 million. The use of cash from working capital was primarily driven by a decrease in accrued expenses of $13.3 million, a decrease in accounts payable of $12.6 million, a decrease in operating lease liabilities of $10.6 million primarily due to payments made under the related lease agreements, an increase in merchandise inventory of $5.8 million, a decrease in client deposits of $4.7 million primarily due to improved delivery of our backlog orders and lower demand comparable growth and an increase in prepaid and other assets of $1.3 million in the three months ended March 31, 2023.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments.

Comparison of the three months ended March 31, 2024 and March 31, 2023
For the three months ended March 31, 2024, net cash used in investing activities was $25.9 million primarily due to investments in Showrooms, information technology and systems infrastructure and strategic investments in our supply chain.
For the three months ended March 31, 2023, net cash used in investing activities was $11.4 million primarily due to investments in Showrooms, supply chain expansion and information technology and systems infrastructure.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new Showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional Showrooms. Our capital expenditures include expenditures related to investing activities and outflows of capital related to construction activities to design and build leasehold improvement assets. Certain lease arrangements require the landlord to fund a portion of the construction related costs through tenant improvement allowance payments directly to us. New Showrooms may require different levels of company-funded capital investment in the future.

Historical capital expenditures are summarized as follows (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Net cash used in investing activities	$25,932	$11,360
Less: Landlord contributions	13,004	2,983
Total capital expenditures, net of landlord contributions	$12,928	$8,377
Total capital expenditures, net of landlord contributions increased by $4.6 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
We anticipate our total company funded capital expenditures to be between $80 million and $100 million in fiscal year 2024, primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the three months ended March 31, 2024 and March 31, 2023
For the three months ended March 31, 2024, net cash used in financing activities was $0.8 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.

For the three months ended March 31, 2023, net cash used in financing activities was $0.4 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the three months ended March 31, 2024 and March 31, 2023, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of March 31, 2024, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2024. Based on their evaluation as of March 31, 2024, the CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified four material weaknesses in our internal control over financial reporting.
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
•Enhancing the control activity design related to the review of our consolidated balance sheet and statement of cash flows to ensure the classification of operating and investing activities is appropriately presented in the statement of cash flows.
While the material weaknesses are not considered remediated until the related internal controls are designed, implemented, tested and deemed to be operating effectively, we have made progress under our remediation plan, including:
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended March 31, 2024. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
January 2024	—	$—	—	$—
February 2024	—	—	—	—
March 2024	36,290	14.88	—	—
Total	36,290	$14.88	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
On March 11, 2024, Dawn Sparks, Chief Logistics Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 120,000 shares of the Company’s Class A common stock beginning June 10, 2024. The arrangement’s expiration date is December 10, 2024.
On March 12, 2024, Dawn Phillipson, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 150,000 shares of the Company’s Class A common stock beginning June 10, 2024. The arrangement’s expiration date is March 6, 2025.

On March 14, 2024, Venkat Nachiappan, Chief Information Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,093 shares of the Company’s Class A common stock beginning June 14, 2024. The arrangement’s expiration date is December 31, 2024.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1#	Employment Letter (John Moran)	Filed herewith

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

# Indicates management contract
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