Form 10-Q
period 2024-09-30
Arhaus, Inc.
filed 2024-11-07
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2024 the registrant had 53,414,106 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$177,722	$223,098
Restricted cash	3,216	3,207
Accounts receivable, net	1,196	2,394
Merchandise inventory, net	294,596	254,292
Prepaid and other current assets	32,530	26,304
Total current assets	509,260	509,295
Operating right-of-use assets	348,612	302,157
Financing right-of-use assets	37,129	38,835
Property, furniture and equipment, net	285,292	220,248
Deferred tax assets	15,358	19,127
Goodwill	10,961	10,961
Other noncurrent assets	2,699	4,525
Total assets	$1,209,311	$1,105,148

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$73,559	$63,699
Accrued taxes	5,998	9,638
Accrued wages	11,753	15,185
Accrued other expenses	47,567	46,062
Client deposits	224,138	173,808
Current portion of operating lease liabilities	51,669	33,051
Current portion of financing lease liabilities	991	904
Total current liabilities	415,675	342,347
Operating lease liabilities, long-term	415,410	362,598
Financing lease liabilities, long-term	53,453	53,870
Deferred rent and lease incentives	—	1,952
Other long-term liabilities	4,128	4,143
Total liabilities	$888,666	$764,910
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 53,636,032 shares issued and 53,412,809 outstanding as of September 30, 2024; 53,254,088 shares issued and 53,169,711 outstanding as of December 31, 2023)	53	52
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of September 30, 2024; 87,115,600 shares issued and outstanding as of December 31, 2023)	87	87
Retained earnings	121,600	145,292
Additional paid-in capital	198,905	194,807
Total stockholders’ equity	320,645	340,238
Total liabilities and stockholders’ equity	$1,209,311	$1,105,148
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$924,096	$943,696	$319,133	$326,229
Cost of goods sold	561,598	544,481	196,061	195,372
Gross margin	362,498	399,215	123,072	130,857
Selling, general and administrative expenses	304,085	275,890	112,401	106,977
Income from operations	$58,413	$123,325	$10,671	$23,880
Interest income, net	(2,582)	(1,731)	(544)	(1,080)
Other income	(447)	(738)	(250)	(78)
Income before taxes	61,442	125,794	11,465	25,038
Income tax expense	14,186	31,771	1,542	5,297
Net and comprehensive income	$47,256	$94,023	$9,923	$19,741

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	139,990,522	139,365,870	140,166,990	139,628,776
Net and comprehensive income per share, basic	$0.34	$0.67	$0.07	$0.14
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	140,732,337	140,021,670	140,722,915	140,140,899
Net and comprehensive income per share, diluted	$0.34	$0.67	$0.07	$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Nine Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	47,256	—	47,256
Shareholder capital contribution	—	—	—	—	—	—	—	24	24
Equity based compensation	609	1	—	—	—	—	—	5,351	5,352
Shares withheld to cover employees’ withholding taxes for equity based compensation	(139)	—	—	—	139	—	—	(1,277)	(1,277)
Dividends declared	—	—	—	—	—	—	(70,948)	—	(70,948)
Balances as of September 30, 2024	53,139	$53	87,116	$87	223	$—	$121,600	$198,905	$320,645

	Nine Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2022	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$209,695
Net income	—	—	—	—	—	—	94,023	—	94,023
Shareholder capital contribution	—	—	—	—	—	—	—	42	42
Equity based compensation	1,312	1	—	—	—	—	—	5,751	5,752
Shares withheld to cover employees’ withholding taxes for equity based compensation	(83)	—	—	—	83	—	—	(1,024)	(1,024)
Balances as of September 30, 2023	52,666	$52	87,116	$87	83	$—	$114,076	$194,273	$308,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of June 30, 2024	52,994	$53	87,116	$87	121	$—	$111,544	$197,626	$309,310
Net income	—	—	—	—	—	—	9,923	—	9,923
Shareholder capital contribution	—	—	—	—	—	—	—	7	7
Equity based compensation	247	—	—	—	—	—	—	2,001	2,001
Shares withheld to cover employees' withholding taxes for equity based compensation	(102)	—	—	—	102	—	—	(729)	(729)
Dividends declared	—	—	—	—	—	—	133	—	133
Balances as of September 30, 2024	53,139	$53	87,116	$87	223	$—	$121,600	$198,905	$320,645

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of June 30, 2023	52,345	$52	87,116	$87	25	$—	$94,335	$193,090	$287,564
Net income	—	—	—	—	—	—	19,741	—	19,741
Shareholder capital contribution	—	—	—	—	—	—	—	12	12
Equity based compensation	379	—	—	—	—	—	—	1,848	1,848
Shares withheld to cover employees' withholding taxes for equity based compensation	(58)	—	—	—	58	—	—	(677)	(677)
Balances as of September 30, 2023	52,666	$52	87,116	$87	83	$—	$114,076	$194,273	$308,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$47,256	$94,023
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,895	21,439
Amortization of operating lease right-of-use asset	27,432	24,733
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	19,859	16,037
Equity based compensation	5,352	5,752
Deferred tax assets	3,769	256
Amortization of cloud computing arrangements	1,206	386
Amortization and write-off of lease incentives	(80)	(241)
Insurance proceeds	—	60
Changes in operating assets and liabilities
Accounts receivable	1,198	(228)
Merchandise inventory	(40,304)	17,399
Prepaid and other assets	(6,527)	(4,363)
Other noncurrent liabilities	224	273
Accounts payable	8,983	(10,141)
Accrued expenses	(8,096)	3,502
Operating lease liabilities	(23,071)	(30,836)
Client deposits	50,330	9,819
Net cash provided by operating activities	115,426	147,870
Cash flows from investing activities
Purchases of property, furniture and equipment	(88,686)	(58,808)
Insurance proceeds	—	333
Net cash used in investing activities	(88,686)	(58,475)
Cash flows from financing activities
Principal payments under finance leases	(686)	(503)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,277)	(1,024)
Cash dividend payments	(70,144)	—
Net cash used in financing activities	(72,107)	(1,527)
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,367)	87,868
Cash, cash equivalents and restricted cash
Beginning of period	226,305	152,527
End of period	$180,938	$240,395

Supplemental disclosure of cash flow information
Interest paid in cash	$3,402	$3,962
Interest received in cash	7,068	5,395
Income taxes paid in cash	16,001	28,856
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	12,650	13,210
Noncash financing activities:
Capital contributions	24	42

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (the “Company,” “we” or “Arhaus”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 101 Showrooms as of September 30, 2024.
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
The accompanying condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, the condensed consolidated statements of comprehensive income and changes in stockholders’ equity for the nine and three months ended September 30, 2024 and September 30, 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and September 30, 2023 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2024, the results of operations and changes in stockholders’ equity for the nine and three months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the nine and three months ended September 30, 2024 and September 30, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Client Deposits
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of September 30, 2024 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms and through our website. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at September 30, 2024 and December 31, 2023 of $0.4 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the nine and three months ended September 30, 2024, breakage income was minimal. For the nine and three months ended September 30, 2023, breakage income was $0.8 million and $0.1 million, respectively.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at September 30, 2024 and December 31, 2023. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
From time to time, the Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the nine and three months ended September 30, 2024, the Company earned $6.7 million and $1.9 million, respectively, in interest income. For the nine and three months ended September 30, 2023, interest income was $5.8 million and $2.5 million, respectively, which is included within interest income, net on our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $1.2 million and $2.4 million, respectively, at September 30, 2024 and December 31, 2023, net of allowance for expected credit losses of $0.3 million and $0.6 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$13,398	$9,374
Right of return asset	1,867	2,844
Prepaid advertising	1,032	610
Prepaid cloud computing arrangements, net(1)	8,554	4,253
Deposits	5,513	4,470
Other current assets	2,166	4,753
Total prepaid and other current assets	$32,530	$26,304

(1) Presented net of accumulated amortization of $5.2 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively.
Restatement and Revision to Previously Issued Consolidated Financial Statements and Interim Unaudited Condensed Consolidated Financial Statements
As previously disclosed, in preparation of the December 31, 2023 consolidated financial statements, the Company identified an error within the unaudited condensed consolidated balance sheets related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows and the Company concluded to restate the interim unaudited condensed consolidated financial statements as presented below in Adjustment No.1.
In preparation of the March 31, 2024 unaudited condensed consolidated financial statements, the Company identified an additional error within the unaudited condensed consolidated balance sheets related to certain cash receipts from landlord reimbursements prior to showroom completion being incorrectly included in property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the unaudited condensed consolidated statement of cash flows and the Company concluded to revise the consolidated financial statements and restate the interim unaudited condensed consolidated financial statements as presented below in Adjustment No. 2.
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
In connection with the revisions, the Company determined it is appropriate to correct for certain other immaterial errors. The Company will effect the revisions of the consolidated financial statements for 2023 and 2022 within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company effected the restatement of the interim unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2023 within the previously filed Quarterly Report on Form 10-Q/A.
The Company has also revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	December 31, 2023
Consolidated Balance Sheet	As Reported	Adjustment No. 2	As Revised
Prepaid and other current assets	$45,260	$(18,956)	$26,304
Total current assets	$528,251	$(18,956)	$509,295

Property, furniture and equipment, net	$210,238	$10,010	$220,248
Total assets	$1,114,094	$(8,946)	$1,105,148

Accrued other expenses	$42,502	$3,560	$46,062
Current portion of operating lease liabilities	45,557	(12,506)	33,051
Total current liabilities	$351,293	$(8,946)	$342,347
Total liabilities	$773,856	$(8,946)	$764,910
Total liabilities and stockholders' equity	$1,114,094	$(8,946)	$1,105,148

	Year ended
	December 31, 2023
Consolidated Statement of Cash Flows	As Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(20,721)	$9,612	$(11,109)
Changes in operating lease liabilities	(25,794)	(13,226)	(39,020)
Net cash provided by operating activities	$172,299	$(3,614)	$168,685

Cash flows from investing activities
Purchases of property, furniture and equipment	$(97,055)	$3,614	$(93,441)
Net cash used in investing activities	$(96,722)	$3,614	$(93,108)

Supplemental disclosure of cash flow information
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$6,726	$3,560	$10,286

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2023
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Restated
Prepaid and other current assets	$63,140	$(26,441)	$36,699	$(13,428)	$23,271
Total current assets	$574,457	$(26,441)	$548,016	$(13,428)	$534,588

Operating right-of-use assets	$314,378	$(4,806)	$309,572	$—	$309,572
Property, furniture and equipment, net	156,632	26,441	183,073	16,516	199,589
Total assets	$1,115,574	$(4,806)	$1,110,768	$3,088	$1,113,856

Accrued other expenses	$47,073	$—	$47,073	$4,406	$51,479
Current portion of operating lease liabilities	42,472	94	42,566	(1,318)	41,248
Total current liabilities	$386,163	$94	$386,257	$3,088	$389,345

Operating lease liabilities, long-term	$360,708	$(4,900)	$355,808	$—	$355,808
Total liabilities	$807,086	$(4,806)	$802,280	$3,088	$805,368
Total liabilities and stockholders' equity	$1,115,574	$(4,806)	$1,110,768	$3,088	$1,113,856

	Nine months ended
	September 30, 2023
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Disclosed	Adjustment No. 2	As Restated
Cash flows from operating activities
Changes in prepaid and other assets	$(28,952)	$20,504	$(8,448)	$4,085	$(4,363)
Changes in accounts payable	(4,093)	(6,048)	(10,141)	—	(10,141)
Changes in operating lease liabilities	(28,797)	—	(28,797)	(2,039)	(30,836)
Net cash provided by operating activities	$131,368	$14,456	$145,824	$2,046	$147,870

Cash flows from investing activities
Purchases of property, furniture and equipment	$(42,306)	$(14,456)	$(56,762)	$(2,046)	$(58,808)
Net cash used in investing activities	$(41,973)	$(14,456)	$(56,429)	$(2,046)	$(58,475)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$7,313	$(7,313)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$2,756	$6,048	$8,804	$4,406	$13,210

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Recently Issued Accounting Standards
New Accounting Standards Adopted in Fiscal 2024
The Company adopted Accounting Standards Updates (“ASU”) 2023-01 — Leases (Topic 842): Common Control Arrangements in the nine months ended September 30, 2024. The adoption of ASU 2023-01 did not have a material impact on our accounting policies or our condensed consolidated financial statements and related disclosures.

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

ASU	Description	Adoption Date
ASU 2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal Year 2024
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal Year 2025
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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance as of beginning of period	$7,084	$6,375	$7,106	$6,578
Accruals during the period	9,504	10,292	3,128	3,543
Settlements during the period	(9,369)	(9,854)	(3,015)	(3,308)
Balance as of end of the period(1)	$7,219	$6,813	$7,219	$6,813

(1) $4.1 million and $4.1 million were recorded in accrued other expenses at September 30, 2024 and December 31, 2023, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4. Debt
On November 8, 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million.
On August 30, 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at September 30, 2024). The 2021 Credit Facility expires on November 8, 2026.
At September 30, 2024 and December 31, 2023, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, are recorded in other noncurrent assets on the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.2 million as of September 30, 2024 and $0.1 million as of December 31, 2023.
The Company was in compliance with all applicable debt covenants at September 30, 2024 and December 31, 2023, and expects to remain in compliance over the next 12 months.
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
The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating right-of-use assets	$348,612	$302,157
Finance lease assets	Financing right-of-use assets	37,129	38,835
Total leased assets		$385,741	$340,992

Liabilities
Current operating leases	Current portion of operating lease liabilities	$51,669	$33,051
Non-current operating leases	Operating lease liabilities, long-term	415,410	362,598
Total operating lease liabilities		467,079	395,649

Current finance leases	Current portion of financing lease liabilities	991	904
Non-current finance leases	Financing lease liabilities, long-term	53,453	53,870
Total finance lease liabilities		54,444	54,774
Total lease liabilities		$521,523	$450,423

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease cost recognized within our condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2024 and September 30, 2023 are as follows (amounts in thousands):

		Nine months ended		Three months ended
		September 30,		September 30,
	Condensed Consolidated Statements of Comprehensive Income Classification	2024	2023	2024	2023
Lease costs:
Operating lease costs	Cost of goods sold	$38,807	$31,894	$13,463	$11,518
Operating lease costs	Selling, general and administrative expenses	7,689	7,375	2,594	2,518
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	1,774	1,838	519	758
Interest expense on lease liabilities	Interest income, net	4,017	3,852	1,416	1,316
Variable lease costs(1)	Cost of goods sold	26,974	28,474	7,412	9,327
Short term lease costs	Selling, general and administrative expenses	107	165	68	29
Total lease costs		$79,368	$73,598	$25,472	$25,466

(1) For the nine and three months ended September 30, 2024, there were no month-to-month lease costs. For the nine months ended September 30, 2023, total lease costs includes $0.4 million of month-to-month lease costs. The Company did not have month-to-month lease costs for the three months ended September 30, 2023.
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

	Nine months ended
	September 30,
Weighted Average Remaining Lease Term (In Years)	2024	2023
Operating leases	9.04	9.27
Finance leases	20.25	21.02
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

	Nine months ended
	September 30,
Weighted Average Discount Rate	2024	2023
Operating leases	6.05%	5.94%
Finance leases	9.65%	9.63%

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease liabilities at September 30, 2024 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2024	$18,348	$1,463	$19,811
2025	77,630	5,851	83,481
2026	72,149	6,309	78,458
2027	68,519	6,110	74,629
2028	63,029	5,635	68,664
2029	60,192	5,224	65,416
Thereafter	256,557	104,712	361,269
Total lease payments	616,424	135,304	751,728
Less: Amounts representing interest	(149,345)	(80,860)	(230,205)
Total	$467,079	$54,444	$521,523

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At September 30, 2024, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 2 to 15 years. The aggregate minimum rental payments over the term of the leases of approximately $114.5 million are not included in the above table.
Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and September 30, 2023 is as follows (amounts in thousands):

	Nine months ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$50,178	$41,759
Operating cash flows for finance leases	3,920	3,642
Financing cash flows for finance leases	686	503
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72,473	$76,375
Finance leases	185	2,813
6. Equity Based Compensation
Activity of the Company’s Restricted Stock for the nine months ended September 30, 2024 and related equity based compensation expense for the nine and three months ended September 30, 2024 and September 30, 2023 are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	500,304	$15.47
Granted	—	—
Forfeited	(48,628)	18.61
Vested	(227,224)	11.70
Unvested at September 30, 2024	224,452	$18.61

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Equity based compensation expense - Restricted Stock(1)	$1,829	$2,028	$498	$668

(1) Total unrecognized equity based compensation to be recognized in future periods is $3.4 million at September 30, 2024, and will be recognized over a weighted average period of 1.68 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Activity of the Company’s PSU and RSU awards for the nine months ended September 30, 2024 and their related equity based compensation expense for the nine and three months ended September 30, 2024 and September 30, 2023 are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	700,229	$7.20	1,248,165	$7.79
Granted	254,923	15.83	351,405	15.81
Forfeited	(105,908)	8.56	(55,360)	9.61
Vested	—	—	(381,944)	7.30
Unvested at September 30, 2024	849,244	$9.62	1,162,266	$10.29

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Equity based compensation (benefit) expense - PSUs(1)	$(158)	$1,662	$128	$417
Equity based compensation expense - RSUs(2)	$3,681	$2,062	$1,375	$763

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $2.6 million at September 30, 2024, and will be recognized over a weighted average period of 1.90 years. Equity based compensation (benefit) expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $9.1 million at September 30, 2024, and will be recognized over a weighted average period of 2.04 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Net revenue by merchandise sales channel for the nine and three months ended September 30, 2024 and September 30, 2023 is as follows (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Retail	$766,124	$768,624	$264,788	$261,786
eCommerce	157,972	175,072	54,345	64,443
Total net revenue	$924,096	$943,696	$319,133	$326,229
8. Net and Comprehensive Income per Share
Basic and diluted net and comprehensive income per share for the nine and three months ended September 30, 2024 and September 30, 2023, was calculated by dividing net and comprehensive income by the number of basic and diluted weighted-average common shares outstanding. The Company has elected to not adjust net and comprehensive income for forfeitable dividend equivalents, when declared, related to unvested equity awards. The Company will recognize dividends paid on common shares when the dividend equivalents are no longer forfeitable, such as if the contingency is met or the share-based payment awards vest into common shares.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator
Net and comprehensive income	$47,256	$94,023	$9,923	$19,741

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	139,990,522	139,365,870	140,166,990	139,628,776
Effect of dilutive restricted stock (1) (2)	741,815	655,800	555,925	512,123
Weighted-average number of common shares outstanding, diluted	140,732,337	140,021,670	140,722,915	140,140,899

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.34	$0.67	$0.07	$0.14
Net and comprehensive income per share, diluted	$0.34	$0.67	$0.07	$0.14

(1) During the nine and three months ended September 30, 2024, 397,337 and 495,462, respectively, shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine and three months ended September 30, 2023, 736,173 and 416,123, respectively, shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the nine and three months ended September 30, 2024, 518,564 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the nine and three months ended September 30, 2023, 704,952 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2024, the Company has accrued legal costs of $6.1 million that are recorded in accrued other expenses in our condensed consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of September 30, 2024 and December 31, 2023, we recorded liabilities of $0.7 million and $0.2 million, respectively, in accrued other expenses on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
In August 2023, the Company committed to make a $10.0 million donation to The Nature Conservancy. As of September 30, 2024, we have paid the donation commitment in full.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “Record Date”). During the nine months ended September 30, 2024, the Company paid out $70.1 million of the aforementioned special cash dividend on its Class A and Class B common stock. As of September 30, 2024,

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

dividends payable of $0.5 million is recorded in accrued other expenses and $0.3 million is included in other long-term liabilities on our condensed consolidated balance sheet.
The remaining dividends payable balance recorded on our condensed consolidated balance sheet relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the Record Date.
10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.3 million and $1.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Rent expense was $0.4 million and $0.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.2 million and $0.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $3.0 million and $3.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Rent expense was $1.0 million and $1.0 million for the three months ended September 30, 2024 and September 30, 2023, respectively.
Other transactions
The accounts payable due to related parties for state and federal income tax refunds were $0.2 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively, and are included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income tax expenses were $14.2 million and $31.8 million in the nine months ended September 30, 2024 and September 30, 2023, respectively. Income tax expenses were $1.5 million and $5.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate was 23.1% and 25.3% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate was 13.4% and 21.2% for the three months ended September 30, 2024 and September 30, 2023, respectively.
As of September 30, 2024, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2019 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of September 30, 2024, the Company was not under examination by the Internal Revenue Service.

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
The following discussion contains references to the nine and three months ended September 30, 2024 and September 30, 2023, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the nine and three months ended September 30, 2024 and September 30, 2023, respectively.
Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised to give effect to the restatement and revision of our condensed consolidated balance sheets and condensed consolidated statements of cash flows, as more fully described in Note 1 - Nature of Business and Basis of Presentation to the Notes to Condensed Consolidated Financial Statements.

Overview
Arhaus is a rapidly growing lifestyle brand and premium retailer in the U.S. home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, outdoor, lighting, textiles and décor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and vendors with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our direct sourcing network consists of more than 400 vendors, some of whom we have had relationships with since our founding. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.
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
As of September 30, 2024, we operated 101 Showrooms, 88 with in-home interior designers. At December 31, 2023, we operated 92 Showrooms, 78 with in-home interior designers.

	September 30, 2024	December 31, 2023
Traditional Showrooms	83	80
Design Studios	11	8
Outlets	7	4
Total Showroom locations	101	92
Total square footage (in thousands)	1,623	1,438
For the nine months ended September 30, 2024, we generated $924.1 million of net revenue, $362.5 million of gross margin and $47.3 million of net and comprehensive income. For the three months ended September 30, 2024, we generated $319.1 million of net revenue, $123.1 million of gross margin and $9.9 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net and comprehensive income	$47,256	$94,023	$9,923	$19,741
Interest income, net	(2,582)	(1,731)	(544)	(1,080)
Income tax expense	14,186	31,771	1,542	5,297
Depreciation and amortization	27,895	21,439	10,186	7,299
EBITDA	86,755	145,502	21,107	31,257
Equity based compensation	5,352	5,752	2,001	1,848
Other expenses (1)	—	992	—	555
Adjusted EBITDA	$92,107	$152,246	$23,108	$33,660

(1)Other expenses represent costs and investments not indicative of ongoing business performance, such as public offering costs, severance and recruiting costs. For the nine and three months ended September 30, 2023, these expenses consisted largely of $0.7 million and $0.6 million of public offering costs, respectively.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2023 to September 30, 2024 is summarized in the following table:

	September 30, 2024	December 31, 2023
Showrooms open at beginning of period	92	81
Showrooms opened (1)	13	14
Showrooms closed for relocations	(4)	(3)
Showrooms closed permanently	—	—
Showrooms open at end of period	101	92
(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.

Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$924,096	$943,696	$319,133	$326,229
Cost of goods sold	561,598	544,481	196,061	195,372
Gross margin	362,498	399,215	123,072	130,857
Selling, general and administrative expenses	304,085	275,890	112,401	106,977
Income from operations	58,413	123,325	10,671	23,880
Interest income, net	(2,582)	(1,731)	(544)	(1,080)
Other income	(447)	(738)	(250)	(78)
Income before taxes	61,442	125,794	11,465	25,038
Income tax expense	14,186	31,771	1,542	5,297
Net and comprehensive income	$47,256	$94,023	$9,923	$19,741
Other Operational Data (dollars in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$924,096	$943,696	$319,133	$326,229
Comparable growth	(8.6)%	4.8%	(9.2)%	(2.1)%
Demand comparable growth	(4.6)%	9.6%	(11.3)%	11.7%
Gross margin as a % of net revenue	39.2%	42.3%	38.6%	40.1%
Selling, general and administrative expenses as a % of net revenue	32.9%	29.2%	35.2%	32.8%
Income from operations as a % of net revenue	6.3%	13.1%	3.3%	7.3%
Net and comprehensive income	$47,256	$94,023	$9,923	$19,741
Net and comprehensive income as a % of net revenue	5.1%	10.0%	3.1%	6.1%
Adjusted EBITDA(1)	$92,107	$152,246	$23,108	$33,660
Adjusted EBITDA as a % of net revenue	10.0%	16.1%	7.2%	10.3%
Total Showrooms at end of period	101	86	101	86

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the nine months ended September 30, 2024 and September 30, 2023
Net Revenue
Net revenue decreased $19.6 million, or 2.1%, to $924.1 million in the nine months ended September 30, 2024 compared to $943.7 million in the nine months ended September 30, 2023. The decrease was driven primarily by the non-recurrence of prior year abnormal backlog deliveries.
Gross Margin
Gross margin decreased $36.7 million, or 9.2%, to $362.5 million in the nine months ended September 30, 2024 compared to $399.2 million in the nine months ended September 30, 2023. Lower gross margin was primarily driven by lower net revenue, increased Showroom costs of $11.3 million and higher delivery and transportation costs of $3.0 million.

As a percentage of net revenue, gross margin decreased 310 basis points to 39.2% of net revenue in the nine months ended September 30, 2024 compared to 42.3% of net revenue in the nine months ended September 30, 2023. The gross margin decrease as a percentage of net revenue was primarily the result of higher Showroom costs, which increased 140 basis points, a product margin rate decrease of 70 basis points and higher delivery and transportation costs, which increased 50 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $28.2 million, or 10.2%, to $304.1 million in the nine months ended September 30, 2024 compared to $275.9 million in the nine months ended September 30, 2023. The increase in SG&A expenses was due to an $11.7 million increase in selling expenses primarily related to new Showrooms and a $26.5 million increase in general and administrative costs primarily related to legal costs, marketing investments, strategic investments to support and drive the growth of the business, including supply chain and technology improvements and increased warehouse expenses. This was partially offset by the non-recurrence of a $10.0 million donation last year to The Nature Conservancy.
As a percentage of net revenue, SG&A expenses increased 370 basis points to 32.9% of net revenue in the nine months ended September 30, 2024 compared to 29.2% of net revenue in the nine months ended September 30, 2023.
Interest Income, net
Interest income, net increased to $2.6 million in the nine months ended September 30, 2024 compared to $1.7 million in the nine months ended September 30, 2023. The increase was primarily due to interest income earned.
Income Taxes
Income tax expense was $14.2 million in the nine months ended September 30, 2024 compared to $31.8 million in the nine months ended September 30, 2023. The decrease was primarily due to lower income before taxes. Our effective tax rate was 23.1% and 25.3% for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Net and Comprehensive Income
Net and comprehensive income decreased $46.7 million to $47.3 million in the nine months ended September 30, 2024 compared to $94.0 million in the nine months ended September 30, 2023. The decrease was driven by the factors described above.
Comparison of the three months ended September 30, 2024 and September 30, 2023
Net Revenue
Net revenue decreased $7.1 million, or 2.2%, to $319.1 million in the three months ended September 30, 2024 compared to $326.2 million in the three months ended September 30, 2023. The decrease was driven primarily by the non-recurrence of prior year abnormal backlog deliveries and lower total demand.
Gross Margin
Gross margin decreased $7.8 million, or 5.9%, to $123.1 million in the three months ended September 30, 2024 compared to $130.9 million in the three months ended September 30, 2023. The decrease was due to lower net revenue and higher Showroom costs of $2.6 million.
As a percentage of net revenue, gross margin decreased 150 basis points to 38.6% of net revenue in the three months ended September 30, 2024 compared to 40.1% of net revenue in the three months ended September 30, 2023. The gross margin decrease as a percentage of net revenue was primarily driven by higher Showroom costs, which increased 100 basis points, higher delivery and transportation costs, which increased 30 basis points as a percentage of net revenue and deleverage on lower net revenue.
Selling, General and Administrative Expenses
SG&A expenses increased $5.4 million, or 5.1%, to $112.4 million in the three months ended September 30, 2024 compared to $107.0 million in the three months ended September 30, 2023. The increase in SG&A expenses was primarily due to a $14.7 million increase in general and administrative costs primarily related to legal costs, marketing investments, and strategic investments to support and drive the growth of the business, including supply chain and technology improvements. This was partially offset by the non-recurrence of a $10.0 million donation last year to The Nature Conservancy.
As a percentage of net revenue, SG&A expenses increased 240 basis points to 35.2% of net revenue in the three months ended September 30, 2024 compared to 32.8% of net revenue in the three months ended September 30, 2023.
Interest Income, net
Interest income, net decreased to $0.5 million in the three months ended September 30, 2024 compared to $1.1 million in the three months ended September 30, 2023. The decrease was primarily due to lower interest income earned.
Income Taxes
Income taxes were $1.5 million in the three months ended September 30, 2024 compared to $5.3 million in the three months ended September 30, 2023. Our effective tax rate was 13.4% and 21.2% for the three months ended September 30, 2024 and September 30, 2023, respectively.
Net and Comprehensive Income
Net and comprehensive income decreased $9.8 million to $9.9 million in the three months ended September 30, 2024 compared to $19.7 million in the three months ended September 30, 2023. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, Showroom rent, marketing catalogs and capital expenditures associated with opening new Showrooms and updating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of September 30, 2024, we had cash and cash equivalents of $177.7 million.
For the nine months ended September 30, 2024, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of September 30, 2024, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. During the nine months ended September 30, 2024, the Company paid out $70.1 million of the aforementioned special cash dividend on its Class A and Class B common stock.
Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million.
On August 30, 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at September 30, 2024). The 2021 Credit Facility expires on November 8, 2026. At September 30, 2024, we had no borrowings on the 2021 Credit Facility. Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Nine months ended
	September 30,
	2024	2023
Net cash provided by operating activities	$115,426	$147,870
Net cash used in investing activities	(88,686)	(58,475)
Net cash used in financing activities	(72,107)	(1,527)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,367)	$87,868
Net cash provided by operating activities
Comparison of the nine months ended September 30, 2024 and September 30, 2023
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2024, net cash provided by operating activities was $115.4 million and consisted of net income of $47.3 million and an increase of non-cash items of $85.4 million, which were partially offset by a change in working capital and other activities of $17.3 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $40.3 million, a decrease in operating lease liabilities of $23.1 million primarily due to payments made under the related lease agreements, a decrease in accrued expenses of $8.1 million and an increase in prepaid and other assets of $6.5 million. This was partially offset by an increase in client deposits of $50.3 million and an increase in accounts payable of $9.0 million in the nine months ended September 30, 2024.
For the nine months ended September 30, 2023, net cash provided by operating activities was $147.9 million and consisted of net income of $94.0 million and an increase of non-cash items of $68.4 million, which were partially offset by a change in working capital and other activities of $14.6 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $30.8 million primarily due to payments made under the related lease agreements, a decrease in accounts payable of $10.1 million and an increase in prepaid and other assets of $4.4 million. This was partially offset by a decrease in merchandise inventory of $17.4 million, an increase in client deposits of $9.8 million and an increase in accrued expenses of $3.5 million, in the nine months ended September 30, 2023.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments.

Comparison of the nine months ended September 30, 2024 and September 30, 2023
For the nine months ended September 30, 2024, net cash used in investing activities was $88.7 million primarily due to investments in Showrooms, strategic investments in our supply chain, and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Nine months ended
	September 30,
	2024	2023
Net cash used in investing activities	$88,686	$58,475
Less: Landlord contributions	27,365	11,940
Total capital expenditures, net of landlord contributions	$61,321	$46,535
Total capital expenditures, net of landlord contributions increased by $14.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
We anticipate our total capital expenditures, net of landlord contributions to be approximately $80 million in fiscal year 2024, primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the nine months ended September 30, 2024 and September 30, 2023
For the nine months ended September 30, 2024, net cash used in financing activities was $72.1 million primarily due to the payment of the special dividend on our Class A and Class B common stock.

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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the nine and three months ended September 30, 2024 and September 30, 2023, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of September 30, 2024, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2024. Based on their evaluation as of September 30, 2024, the CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended September 30, 2024. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
July 2024	—	$—	—	$—
August 2024	53,331	13.66	—	—
September 2024	—	—	—	—
Total	53,331	$13.66	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1
Second Amendment to Credit Agreement, dated as of August 30, 2024, among Arhaus, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as the Administrative Agent, the L/C Issuer and the Swingline Lender
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November, 2024.

ARHAUS, INC.

By:	/s/ Dawn Phillipson
Name:	Dawn Phillipson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)