Form 10-K
period 2024-12-31
Arhaus, Inc.
filed 2025-02-26
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

Based on the closing sales price as reported on The Nasdaq Global Select Market on June 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $866.0 million.

As of February 21, 2025, the registrant had 53,465,434 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report” or “10-K”). This 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
•Our ability to manage and maintain the growth rate of our business;
•Our ability to obtain quality merchandise in sufficient quantities;
•Disruption in our receiving and distribution system, including delays in the integration of our distribution centers and the possibility that we may not realize the anticipated benefits of multiple distribution centers;
•Effects of new or proposed tariffs and changes to international trade policies and agreements;
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
•Effectively managing our eCommerce sales channel and digital marketing efforts;
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

Part I
Item 1. Business
Overview
Founded in 1986 by John Reed, our current Chief Executive Officer (“CEO”) and his father, Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a growing lifestyle brand and omni-channel retailer of artisan-crafted home furnishings. We were founded on a simple idea: furniture should be responsibly sourced, lovingly made and built to last. Today, we partner with artisans around the world who share our vision, creating beautiful, premium and heirloom-quality home furnishings that clients can use for generations. On November 4, 2021, the Company completed its initial public offering (“IPO”) of its Class A common stock, which is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “ARHS.”
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
Based on third-party reports, publicly available data and our internal research, we estimate the United States premium home furnishing market is approximately $100 billion. This attractive market is highly fragmented, served by many small independent furniture stores, which favorably positions us to grow profitably and gain market share. We believe we are well positioned within this market due to our unique approach, momentum, scale and growth strategies.
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
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our Showrooms are highly inspirational and function as an invaluable brand awareness vehicle, while our eCommerce sales channel acts as a virtual extension of our Showrooms. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. As of December 31, 2024, we operated 103 Showrooms in 30 states, consisting of 85 Traditional Showrooms, 11 Design Studios and 7 Outlets.
Our business witnessed healthy performance over the last three years. Our performance is summarized in the following table:

	Year Ended December 31, 2024
	2024	2023	2022
Net revenue	$1,271,107	$1,287,704	$1,228,928
Demand comparable growth (decline)	(2.2)%	7.6%	13.8%
Comparable growth (decline)	(8.0)%	1.4%	51.6%
Our long-standing direct sourcing partnerships were a significant contributor to our success, as many of our vendors increased capacity to help facilitate our net revenue growth. We benefited from these important, long-term relationships as our vendors worked with us to help meet the unprecedented increase in client demand and relieve significant backlog that we had experienced in recent years.
Our Competitive Strengths
A Differentiated Concept Delivering Livable Luxury
We provide a differentiated concept, redefining the premium home furnishing market by offering an attractive combination of design, quality, value and convenience. Artisan-crafted and globally curated, our products are highly differentiated from both small and large competitors. We create merchandise that offers livable luxury style with elements of durability and practicality. We serve our clients through our Showrooms and eCommerce sales channels, print and digital media and high-quality client service. In a market characterized by small, independent competitors, we believe our premium lifestyle positioning, artisan-crafted style, superior quality, significant scale and level of convenience will enable us to increase our market share.
Highly Experiential Omni-Channel Approach
We strive to offer our products to our clients via our omni-channel approach and operate our business in a channel agnostic way. Leveraging our proprietary data and technology, we are able to meet our clients wherever they want to shop, whether online or in one of our 103 Showrooms. Our product development and omni-channel go-to-market capabilities, together with our infrastructure and significant scale, enable us to offer a compelling combination of design, quality and value that we believe provides an unmatched experience.
Showrooms. Our theater-like Showrooms act as an exceptionally strong brand-building tool and drive significant traffic. Our Traditional Showrooms average approximately 16,600 square feet. Our smaller format Design Studios, which are located in areas such as affluent second home markets where a lower square footage format is preferred, average approximately 5,400 square feet.
eCommerce. Our online capabilities are an important entry point into our ecosystem, providing our clients with research and discovery tools and allowing them to begin or complete transactions online. Our online design service professionals and virtual tools complement our eCommerce sales channel by engaging clients and providing them with expert design advice and capabilities. Driven by investment in our digital platform, we believe we can increase our eCommerce penetration over time.
Print and Digital Media. We distribute two large catalogs each year, a spring and a fall edition, in both an online and physical format to millions of households, which have yielded strong results. We also distribute smaller mailers and postcards throughout the year to targeted audiences. In addition, we advertise consistently across digital platforms and regularly partner with social media influencers to drive brand awareness. Our print and digital media strategy drives both Showroom and eCommerce net revenue as it raises brand awareness and showcases new merchandise.
In-home Designer Services. We welcome all clients to use our complimentary in-home designer services with no appointment required. Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce sales channels to drive client conversion, order size and overall experience. In-home designer services provide a more personalized client experience and produce average order values (“AOVs”) over four times that of a standard order.
Strong Direct Global Sourcing Relationships
Our direct global sourcing relationships allow us to provide superior quality, differentiated customization and attractive value. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2024, can only be purchased from Arhaus. Coupled with our direct global sourcing network, we maintain highly adept in-house product design and development experts that partner with our vendors to innovate and create highly customized offerings. For more information on our Global Sourcing and Product Development see the “Our Products, Sourcing and Product Development” section below.
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
Grow eCommerce Sales Channel. Despite the 9% decrease in net revenue in 2024 compared to 2023, we believe eCommerce represents our fastest growing channel. We believe our growth over time will be driven by our website marketing strategy, attractive product assortment and improving brand awareness. Our eCommerce sales channel enables our clients to shop anywhere at any time and begin or complete transactions online. Our website creates a more interactive process through the use of chat functionality allowing clients to connect directly with interior designers and virtual shopping tools to help clients better visualize our products in their homes.
Optimize Product Assortment. We continue building our product assortment to attract new clients and encourage repeat purchases from existing clients. On an ongoing basis, we expand the product portfolio to address a breadth of lifestyles, home types and rooms within the home through new designs, materials, fabrics and colors to capture constantly evolving trends and client preferences.
Expand our Showroom Base and Capture Market Share
We have a Showroom presence in all four major geographic regions, and our top 10 Showrooms by net revenue are located in 9 different states. We have a significant whitespace opportunity both in existing and new markets. We believe we can support over 165 Traditional Showrooms in the United States. Our long-term plan anticipates opening on average five to seven new Traditional Showrooms per year, along with additional Design Studios as well as relocations within the same market.
We employ a data-driven, thorough process to select and develop new Showroom locations. In selecting new locations, we evaluate data on specific market characteristics, demographics, client penetration and growth, along with considering the brand impact and opportunity of specific sites. In addition to our current Traditional Showroom model, our Design Studio format (approximately 5,400 sq. ft. on average) is an extension of our in-home design services and carries a highly curated product selection in smaller, attractive markets.
Enhance Omni-Channel Capabilities and Technology to Drive Growth
We have several initiatives that continue to enhance our omni-channel capabilities. Our approach begins in our visually captivating, theater-like Showrooms. Our Showrooms drive brand awareness and create meaningful marketing buzz and volume uplift when we open in new markets. Our unit growth strategy is highly complementary to our eCommerce sales channel. As Showrooms open in new markets, we may experience growth in our eCommerce sales channel and overall client engagement across channels.
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
Our Design Studio format, which also leverages these state-of-the-art tools, has experienced positive client receptivity. We see tremendous growth potential across our omni-channel platform by increasing our ability to make data-driven decisions and maintaining a comprehensive focus on the client journey. We will continue to innovate and invest in value-added digital and technological capabilities across our omni-channel footprint.
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
Our Industry and Market Opportunity
We operate within the approximately $400 billion United States home furnishings and décor market. We primarily compete in the large, growing and highly fragmented premium segment of this market, which we estimate accounts for approximately $100 billion of the total market based on third-party estimates of retail sales in 2022, publicly available industry data and our internal research.
Our Products, Sourcing and Product Development
We are a lifestyle brand and omni-channel retailer of premium home furnishings focused on providing livable luxury to clients. Our unique concept is dedicated to bringing clients heirloom quality, artisan-made furniture and décor. We travel the globe gathering inspiration for and curating our collection, as well as selecting vendors that provide quality materials and artisan craftsmanship. We have longstanding relationships with our vendors which allow us a number of competitive advantages, including the ability to maintain consistent quality and ensure the majority of our products, approximately 95% based on net revenue in 2024, can only be purchased from Arhaus. We offer a wide range of product categories designed to be used and enjoyed throughout the home, including furniture, outdoor, lighting, textiles and décor.
Our furniture product offerings are comprised of bedroom, dining room, living room and home office furnishings and include sofas, dining tables and chairs, accent chairs, console and coffee tables, beds, headboards, dressers, desks, bookcases and modular storage, among many more items. Our outdoor product offerings include outdoor dining tables, chairs, chaises and other furniture, lighting, textiles, décor, umbrellas and fire pits. Our lighting product offerings consist of a variety of distinct and artistic lighting fixtures, including chandeliers, pendants, table and floor lamps and sconces. Our textile product offerings include handcrafted indoor and outdoor rugs, bed linens, and pillows and throws. Décor ranges from wall art to mirrors, vases to candles, and many other decorative accessories.
Many of our products are conceived of, and developed by, our in-house design team of over 40 highly skilled and experienced members. We have invested, and will continue to significantly invest, in our product development capabilities, including key strategic hires made over the past few years. We believe these investments will allow us to enhance our competitive advantages of offering clients premium quality and customized product at a compelling value and ultimately drive net revenue growth.
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

We have a diversified base of over 400 vendors, and our top 10 vendors, including our internal manufacturer, represent approximately 60% of our net revenue. Only one of our external vendors accounts for more than 10% of our net revenue, and two other external vendors each account for more than 5% of net revenue. The United States accounts for the largest share of our net revenue, including our internal manufacturing, while the remainder is distributed across multiple countries.
In addition to product design and development, we have upholstery manufacturing capabilities which allow us to create intricate, high quality products at attractive prices and margins. Our ability to innovate, curate products, categories and services, then rapidly scale across our omni-channel infrastructure is a powerful platform for continued long-term growth. Our vertical model and direct sourcing furnish clients with superior quality products and compelling value at attractive profit margins. We reported gross margin as a percent of net revenue of 39.4%, 42.0% and 42.7% for the years ended December 31, 2024, 2023 and 2022, respectively.
Omni-Channel Approach
We distribute our products through an omni-channel model, and our clients can purchase our products in our Showrooms, through our eCommerce sales channel, via print and digital media and by utilizing our in-home designer services. Our retail locations are Showrooms for our brand, and our website acts as a virtual extension of our Showrooms. Our omni-channel model allows clients to begin or end their shopping experience online while also experiencing our theater-like Showrooms throughout the shopping process. We believe our omni-channel approach enables us to offer a compelling combination of design, quality and value.
Showrooms
As of December 31, 2024, we operated 103 Showrooms in 30 states. Our Traditional Showrooms average approximately 16,600 square feet and our smaller format Design Studios average approximately 5,400 square feet. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our Showrooms convey our carefully curated, livable luxury concept in a tangible format designed to showcase product in fully appointed rooms and to help clients reimagine their homes. Each Showroom may vary in product display and design elements depending on regional factors influencing client design preferences. Our Showroom layouts are constantly updated as our highly trained and creative visual managers determine new ways to optimize and maximize the appeal and inspirational nature of our Showrooms. Our sales associates earn commissions, which can comprise a significant portion of their compensation.
The following lists the number of Showrooms in each state where we operate within the United States as of December 31, 2024:

Locations	Showrooms	Locations	Showrooms
Alabama	1	Minnesota	1
Arizona	2	Missouri	1
California	14	New Hampshire	1
Colorado	6	New Jersey	5
Connecticut	3	New York	4
Florida	8	North Carolina	4
Georgia	3	Ohio	9
Illinois	5	Oklahoma	1
Indiana	1	Pennsylvania	4
Kansas	1	South Carolina	1
Kentucky	3	Tennessee	1
Louisiana	1	Texas	7
Maryland	4	Utah	1
Massachusetts	3	Virginia	4
Michigan	3	Wisconsin	1

The following lists the composition of our Showrooms as of each period presented:

	December 31,
	2024	2023
Traditional Showrooms	85	80
Design Studios	11	8
Outlets	7	4
Total Showrooms	103	92
eCommerce
Our eCommerce sales channel allows our clients to shop our product assortment and experience the unique lifestyle settings reflected in our Showrooms and print media. Our website creates a more interactive shopping process through the use of chat functionality allowing clients to connect directly with interior designers and virtual shopping tools to help clients better visualize our products in their homes. We update our website regularly to reflect new products, product availability and special offers.
Print and Digital Media
Our spring and fall catalogs are distributed in both digital and physical formats. We employ a targeted approach with our print and digital media and also identify lifestyle-driven opportunities to reach potential clients, such as small mailers to clients and potential clients who have recently moved. We also employ a digital strategy to reach clients and potential clients through social media, influencers and other digital marketing.
In-home Designer Services
Our in-home designers, who work with clients in the Showroom and travel to our clients’ residences, work in unison with our Showrooms and eCommerce sales channel to drive client conversion, order size and overall experience. Our in-home designer services provide a more personalized client experience and produce AOVs over four times that of a standard order. We welcome all clients to use our complimentary in-home designer services with no appointment required. As of December 31, 2024, we had 130 in-home designers in 89 Showrooms compared to 110 in-home designers in 78 Showrooms as of December 31, 2023.
Real Estate Strategy
Our Showrooms have historically been in high traffic locations, and we favor top tier locations near luxury and contemporary retailers that we believe are consistent with our target clients’ demographic and shopping preferences.
From January 1, 2023 to December 31, 2024, we successfully opened or relocated 30 new Showrooms. Our recent Showroom growth is summarized in the following table:

	2024	2023
Showrooms open at beginning of period	92	81
Showrooms opened (1)	16	14
Showrooms closed for relocations	(5)	(3)
Showrooms open at end of period	103	92

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
We believe there is potential to substantially grow our current Traditional Showroom base to over 165 locations in the United States in both new and existing markets. Illustrated by the success of our geographically diverse Showroom footprint, our omni-channel model has performed well in every region of the country, across retail formats and across market sizes. At December 31, 2024, our top 10 Showrooms by net revenue are located in 9 different states, and our model has proven successful in a variety of markets and economic cycles. Our goal is to open on average five to seven new Traditional Showrooms per year, along with additional Design Studios as well as relocations within the same markets for the foreseeable futur~~e~~. We are disciplined in our approach to opening Showrooms in top tier locations and expect to continue our prudent approach as we continue to grow our Showroom footprint.

Distribution and Delivery
We manage the distribution and delivery of our products through our distribution centers in Boston Heights, Ohio, Dallas, Texas and Conover, North Carolina. Our distribution centers serve all of our sales channels. Our Boston Heights, Ohio facilities are approximately 1,028,500 square feet, approximately 900,000 square feet of this facility is dedicated to distribution and the remainder serves as our corporate headquarters. Our Dallas, Texas facility is approximately 800,700 square feet and is managed by a third party. Our facility in North Carolina has approximately 497,000 square feet of space, with approximately 307,000 square feet dedicated to distribution and the remainder primarily dedicated to manufacturing. We also partner with third-party vendors to provide home delivery services to our clients.
Marketing and Advertising
We use a variety of marketing and advertising approaches to drive client traffic across all of our sales channels, strengthen and reinforce brand awareness, attract new clients and encourage repeat purchases from existing clients. We believe our Showrooms and website, catalogs, mailings, digital offerings and social media engagement, among other things, act as important branding and advertising vehicles.
Our print and digital media strategy serves as a key driver of net revenue through both our Showrooms and website. Our clients respond to the catalogs mailings and digital offerings across all of our channels. We continue to evaluate and optimize our print and digital media strategy based on our experience.
In addition, we will continue to increase our brand awareness by expanding our Showroom footprint, enhancing digital marketing, and from our improved website features and analytics. We believe that increased brand awareness will lead to higher net revenue in our Showrooms and eCommerce sales channels over time.
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
Competition
The United States home furnishings and décor market is highly fragmented and competitive with approximately 23,000 retail establishments as of 2023, according to the Bureau of Labor Statistics. We compete with national, regional and local home furnishing retailers, department stores, mail-order catalogs, online retailers focused on home furnishings, interior design trade and specialty showrooms, antique dealers and other merchants that provide unique items and custom-designed product offerings.
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
Intellectual Property
Our intellectual property has significant value and we vigorously protect it against infringement. The “Arhaus®,” “Arhaus Furniture®,” “Arhaus the Loft®” and “Arhaus Your Home®” trademarks are registered in the United States Patent and Trademark Office. The “Arhaus®” trademark is also registered with the China National Intellectual Property Administration (CNIPA) and the Canadian Intellectual Property Office. Our trademark registrations are valid and subsisting and are renewable at the end of their term. In addition, we own the domain names “arhaus.com,” “arhaus.net” and “arhausfurniture.com.” These domain names are renewable.
Human Capital
As of December 31, 2024, we had approximately 2,510 employees and 40 temporary employees, including approximately 120 part-time employees. As of that date, approximately 1,160 of our employees were based in our Showrooms, 430 of our employees were based in our warehouses, distribution centers and third party logistic warehouses, 270 of our employees were based in our manufacturing facility, and 690 of our employees were based in our corporate headquarters. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relationship with our employees is positive.
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

Information About Our Executive Officers
Refer to Item 10 of this Annual Report for information on the Company's executive officers, which is incorporated herein by reference.
Available Information
We will make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). We maintain our website at www.arhaus.com. The information contained on our website is not part of this Annual Report.
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
•disruption in our receiving and distribution system or increased costs as a result of our the continued integration of our distribution and manufacturing centers;
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
•import and other international risks, including tariffs and changes to trade policies and agreements, as a result of our reliance on foreign manufacturers and vendors to supply a significant portion of our merchandise;
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
•risks posed by a pandemic should an outbreak of an infectious disease occur; and
•the dual class structure of our common stock, which has the effect of concentrating voting power with our Founder and the Founder Family Trusts, gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders, and their interests may conflict with ours or those of our other stockholders.
Risks Related to Our Business and Industry
We may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue to expand our operating and retail infrastructure, including adding new Showrooms, increasing sales and marketing efforts, growing our eCommerce sales channel, enhancing our omni-channel capabilities, expanding into new geographies, developing new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be costlier than we expect, and we cannot guarantee that we will be able to increase our net revenue to offset our operating expenses. Our net revenue growth may slow or our net revenue may decline for a number of reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. If our net revenue does not grow at a greater rate than our operating expenses, we will not be able to maintain profitability.

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
Our business model includes offering exclusively designed, high-quality products, and we purchase the vast majority of our merchandise from a number of third-party vendors. Although we do not rely on one or a small group of vendors for a majority of our products, and we have longstanding relationships with many of our vendors, some vendors are the sole sources for particular products, and we may be dependent on particular vendors that produce popular items, and may not be able to easily find another source if a vendor discontinued selling to us. For example, we purchased upholstery products representing approximately 10% of our total net revenue in 2024 from McCreary Modern, Inc. If any of our vendors, including our significant or sole-source vendors, were unable or unwilling to continue to sell us product, we may be unable to replace quickly or effectively the products sold to us by such vendor, or do so on similar or favorable terms, which could have an adverse impact on our business.
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

We rely on foreign manufacturers and vendors to supply a significant portion of our merchandise. Our significant international supply chain increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions, political instability, international conflicts, acts of terrorism, natural disasters, epidemics (including the COVID-19 pandemic), transportation delays, dock strikes, inefficient freight requirements, restrictive actions by foreign governments, changes in foreign laws, trade policy and regulations affecting exports, or changes in United States laws, trade policy and regulations affecting imports or domestic distribution.

All of our products imported into the United States are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, the U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our clients or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
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
Moreover, as we target consumers of high-end home furnishings for our products, our sales are particularly affected by the financial health of higher-end consumers and demand levels from that consumer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower-end housing versus higher-end housing consumers. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher-end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher-end real estate markets in the United States, the number of second and third homes being sold, stock market volatility and illiquid market conditions, global economic uncertainty, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher-end real estate. Increases in interest rates may dampen growth in the United States housing market and may depress consumer optimism about the United States housing market and home buying in the higher-end of the housing market. We believe that our client purchasing patterns are influenced by economic factors including the health and volatility of the stock market. Further, historically the stock market has experienced significant volatility as well as periods of significant decline. We have seen that previous declines in the stock market and periods of high volatility have been correlated with a reduction in client demand for our products.
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
During the course of preparing for our IPO, we identified material weaknesses in our ICFR as described below and these material weaknesses remained outstanding as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

In preparation of the December 31, 2023 consolidated financial statements and in preparation of the March 31, 2024 condensed consolidated financial statements, these material weaknesses resulted in restatements as of and for the interim period ended September 30, 2023 and revisions as of and for the annual periods ended December 31, 2023, 2022 and 2021, and as of and for the interim periods ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, principally related to prepaid and other current assets, property, furniture and equipment, net and operating lease liabilities, which resulted in misclassifications in the balance sheets and statements of cash flows and the timely recording of liabilities, operating right-of-use assets and operating lease liabilities. There were also immaterial misstatements. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Remediation Activities
As of December 31, 2024, with the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress and continue to implement our remediation plan as follows:

•Established a taskforce of cross functional senior members of the Company’s leadership to manage deficiency remediation. The taskforce is composed of internal resources and external advisors with expertise in designing and implementing internal controls. Our remediation plan includes the development of actions plans for individual control deficiencies.
•Outsourced our internal audit department to a third-party service firm and transitioned our former internal audit department to our business process improvement function. The business process improvement function is assisting in the design and implementation of controls along with the development and execution of the remediation action plans.
•Established regular meetings between senior management and members of the Audit Committee to discuss and report on remediation progress and objectives. Additionally, progress updates are regularly provided to the Board of Directors.
•Trainings have been and will continue to be conducted with control owners and performers on various topics including, but not limited to:
–user access review completion;
–review and conclusions around Systems and Organization Control I (“SOC1”) reports;
–software used in accounting;
–validation of the system generated data used in the execution of a control;
–account reconciliation formats and required support;
–journal entry review and support; and
–maintaining evidence of control support.
•Assessed the competency and quantity of accounting personnel to determine the appropriate composition and expertise. As a result, we hired additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements. We have also hired subject matter experts with knowledge and experience with lease accounting. We are taking steps to ensure that the leaders in the accounting department have the appropriate knowledge and experience to design, execute and/or provide appropriate oversight of activities related to ICFR. We will continue to assess our personnel needs.
•Hired and will continue to hire additional personnel with the knowledge and experience to identify and account for non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions, as well as execute and/or provide appropriate oversight of activities related to ICFR. Since the end of 2021, 15 additional personnel have been added to the accounting, financial reporting and business process teams.
•Enhanced our communications to employees on our internal control environment and related expectations. We continue to take steps to ensure personnel both existing and newly hired are adequately trained with the appropriate level of knowledge and understanding of ICFR and its importance.

•Commenced and continue to update our policies and procedures to establish and maintain effective segregation of duties for our accounting staff in relation to journal entries, reconciliations and other applicable processes. To supplement existing procedures, management plans to utilize account reconciliation software tools which are expected to increase the reliability around the monthly financial statement close procedures.
•Designed and implemented formal processes, policies and procedures to support our financial close process, including but not limited to:
–formalized procedures over the review of our financial statements;
–implemented period-end closing task checklists; and
–standardized reconciliation process.
Management will continue to evaluate and refine its financial statement close process. The processes, policies and procedures to support our financial close process will need to operate for a period of time and be tested for operating effectiveness.
•Designed and implemented policies and procedures for accounting for equity-based compensation awards, which include:
–Engaged a third-party service provider to administer and disburse awards to award recipients.
–Established procedures to evaluate equity-based compensation awards to ensure that the awards have the appropriate accounting classification under U.S. GAAP including the determination of the fair value of such awards.
•Enhanced the design of the control activities over the review of our consolidated balance sheet and statement of cash flows to help ensure that the classification of operating and investing activities is appropriately presented in the statement of cash flows.
•Designed and implemented policies and procedures, including but not limited to:
–lease accounting;
–revenue recognition;
–goodwill and other long-lived assets;
–fixed assets and software capitalization;
–merchandise warranties; and
–income taxes.
•Enhanced company policies related to review of significant contracts prior to execution for critical accounting terms.
•Engaged third-party consultants to assist senior management with the evaluation of our technology platforms and the potential providers for replacement technology platforms to redesign and strengthen the IT general control environment.
•Assessed and continue to evaluate the IT function to ensure that it is adequately staffed with personnel with the appropriate knowledge and competency of ICFR needed for an effective IT general control environment.
•Continued to enhance the design and operation of user access control activities and procedures to help ensure access to IT applications and data is adequately restricted to appropriate personnel, including the implementation of user and privileged access reviews, password policy enforcement and user provisioning and deprovisioning.
•Commenced designing and implementing additional program change management policies and procedures, control activities, and tools to help ensure that changes affecting key financial systems related to IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately.
•Designed and implemented a formal systems development lifecycle methodology and related program development controls to help ensure that significant IT change events are appropriately tested and approved. These controls will need to operate for a period of time and be tested for operating effectiveness.
•Enhancing the design and operation of control activities and procedures within the computer operations domain to help ensure that key batch jobs and interfaces are monitored, processing failures are adequately resolved, and recovery capability is tested.
•Enhancing data backup procedures to help ensure that systems are adequately backed up and maintained and recovery of data from backups is tested.
•Commenced identifying and evaluating key IT dependencies including key reports, automated application controls, interfaces and end user computer operations.
•Commenced hiring additional personnel to enhance the segregation of duties in the IT department, particularly as it relates to the segregation of activities between IT development and IT operations.

•We are in the early stages of a company-wide initiative to modernize the Company’s IT infrastructure to be capable of automating many of our manual financial reporting processes, enhancing our information technology control environment and mitigating the underlying internal control gaps and limitations that cannot be remediated within current systems.

Although we have developed and will continue to evaluate our plan, we are in the process of implementing internal controls to remediate the material weaknesses and believe, based on our evaluation to date, that the material weaknesses will be remediated as soon as is practicable, we cannot project a specific timeline on when the plan will be fully implemented. The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our ICFR in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare our consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected.
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
The success of our business depends upon our ability to recruit, hire and retain qualified individuals to work in and manage our Showrooms and manufacturing and distribution centers in the geographic regions in which they are located, and our operations are subject to federal and state laws governing such matters as minimum wages, overtime, working conditions and employment eligibility requirements. Economic factors such as a decrease in unemployment and an increase in mandatory minimum wages at the local, state and federal levels and social benefits, whether intended to be permanent or temporary, as well as increases in wages paid by other employers in markets in which we compete, could have a material impact on our results of operations if we are required to significantly increase wages and benefits expenditures in order to attract and retain qualified personnel. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our client service to suffer, while increasing wages for our employees could cause our profit margins to decrease. Further, qualified individuals for our skilled labor positions, particularly in our manufacturing and distribution centers, are in high demand, and we may experience shortages of skilled labor, which may make it more difficult and expensive for us to attract and retain such qualified employees. Failure to continue to attract a sufficient number of individuals at reasonable compensation levels could have a material adverse effect on our business, reputation and results of operations.
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
Some of our merchandise has failed to meet our expectations and objectives concerning quality. We have in recent periods, and may in the future, recall products from the market due to quality or other issues. Despite our continual efforts to deliver our clients satisfying experiences in our Showrooms, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our clients. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our Showrooms or clients. Our failure to supply high quality merchandise in a timely and effective manner to our clients, our announcement of product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or client litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards, our clients’ perception of value or applicable government requirements could trigger high rates of client complaints or returns, become subject to a product recall and/or attract negative publicity, which could in turn damage our reputation and brand image, result in client litigation (including class-action lawsuits), and harm our business. With the growth in importance and the impact of social media, the magnitude of such harm to our business, reputation and brand image may be significantly amplified. We are making changes in many aspects of our business processes that affect our clients, including improvements in product quality and enhancements in sourcing and product availability, which are expected to include increasingly significant operational and other changes in the near term. This may complicate our supply chain and quality control process, and any inability to invest sufficient resources in quality control and compliance processes or significant turnover in the personnel dedicated to such function may result in quality control issues or product recalls.
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
As of December 31, 2024, we had 103 Showrooms, including 11 Design Studios and seven Outlets, in 30 states in the United States. A major part of our organic growth strategy consists of increasing our Showroom base. Such large-scale projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. For example, we experienced some delays in certain projects on account of the COVID-19 pandemic’s impact on business conditions and may experience similar delays in the future due to similar outbreaks of infectious diseases. There can be no assurance that we will succeed in opening additional Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
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
•understand customer preferences in new markets;
•manage capital expenditures while designing new Showrooms and remodeling our existing Showrooms;
•hire, train and retain Showroom associates and field management;
•assimilate new Showroom associates and field management into our corporate culture;
•source and supply sufficient inventory levels;
•comply with local laws and regulations in new markets as we continue to expand our geographic footprint;
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
We have determined our total addressable market based on, among other things, our analysis of the historical market size of the United States residential furniture and décor market, our observation and analysis of recent trends, client behaviors and client satisfaction, our estimates and expectations concerning future growth of the United States residential furniture market, including expected growth of the premium furniture segment, as well as other information derived from third-party research commissioned by us. As a result, our estimated total addressable market is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates, as well as the estimates and forecasts in this Annual Report relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our total addressable market is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
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
We collect deposits from our clients at the time of purchase and in advance of delivering products, and as of December 31, 2024, we had approximately $221 million in client deposits. If there were disruptions in the financial markets or economy that led to significant client order cancellations, there can be no assurance that we will have the cash or cash equivalents to refund all client deposits for cancelled orders. If we are unable to refund client deposits or use our client deposits as a source of funding for our operating activities, our reputation and brand may be damaged and our funding costs may increase, which would have a material adverse effect on our business, financial results and condition.

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

Our business has been and may in the future be affected by the significant and widespread risks posed by public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic.
An epidemic, pandemic, or similar serious public health issue (a “public health issue”), and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.
The extent to which a public health issue could impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the public health issue; government, business and individual actions that have been and continue to be taken in response; the impact of the public health issue on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; the possibility of having to close or limit the hours of operations of our Showrooms; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed shipments from our suppliers and deliveries to our buyers; and weakened consumer demand. Additionally, the increased number of employees who work remotely during a public health emergency or outbreak could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. In addition, public health issues may also have the effect of exacerbating many of the other risks described elsewhere this “Risk Factors” section.
Risks Related to Data Privacy and Information Technology
If we are unable to effectively manage our eCommerce sales channel and digital marketing efforts, our reputation and operating results may be harmed.
Our eCommerce sales channel represented approximately 17% of total net revenue in 2024. We believe eCommerce offers a significant growth opportunity and our strategy includes investment in and expansion of our digital platform and eCommerce sales channel. The success of our eCommerce sales channel depends, in part, on third parties and factors over which we have limited control. We must continuously respond to changing consumer preferences and buying trends relating to eCommerce usage, including an emphasis on mobile eCommerce. Our success in eCommerce has been strengthened in part by our ability to leverage the information we have on our clients to infer client interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
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
We expect to continue to invest capital and other resources in our eCommerce sales channel, but there can be no assurance that our initiatives will be successful or otherwise succeed in driving sales or attracting clients. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our eCommerce sales channel, require us to impair certain assets, and damage our reputation and brands.
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
Any successful breaches or attempted intrusions of our information systems could result in increased costs and potential reputational damage, which could materially adversely affect our reputation, business, financial condition, and results of operations. Additionally, in order for our business to function successfully, we and other vendors and third parties must be able to handle and transmit confidential and personal information securely, including in client orders placed through our website and the success of our eCommerce sales channel depends on the secure transmission of confidential and personal information over public networks, including the use of cashless payments. That information includes data about our clients as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. If our systems, or those of our third party service providers, are damaged, misappropriated, interrupted or subject to unauthorized access, information about our clients, vendors or workforce could be stolen or misused. Any failure on the part of us or our third party service providers to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our third party service providers) and the misappropriation of confidential and personal information, could result in business disruption, misdirected payments, loss of company intellectual property, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees, consumers and customers and cause other competitive disadvantages.
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
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, and claims that a buyer did not authorize a purchase. In addition, as part of the payment processing process, our client’s credit and debit card information is transmitted to our third-party payment processors, and we may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our client’s credit or debit card information if the security of our third-party credit card payment processors are breached. Furthermore, if we do not secure our online

eCommerce sales channel or in-store card acceptance mechanisms, customer credit card information could be obtained by an unauthorized third party.
Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature for eCommerce transactions. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase.
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
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. We have in the past initiated, and may in the future initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. We have from time to time encountered other retailers selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent some infringement of our rights by others (especially with respect to infringement by non-United States entities with no physical United States presence), including imitation of our products and misappropriation of our images and brand.
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
As a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to United States health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.
Our business involves receiving, processing, storing, using and sharing data, some of which contains personal information. We are subject to complex and rapidly evolving laws addressing data protection, and companies are under increased regulatory scrutiny with respect to privacy and data security. The interpretation and application of existing laws regarding this subject are continuing to evolve and many states are considering new regulations in this area. Applicable United States privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. As our business evolves, we may be subject to international privacy laws that further limit our data collection and handling practices. We cannot yet fully determine the impact that such future privacy requirements may have on our business or operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance, change the manner in which we use data, and adversely affect the profitability of our private label credit card program.
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
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting power with John Reed (our “Founder”) and (i) the Reed 2013 Generation Skipping Trust, which is an irrevocable trust and of which Messrs. Adams and Beargie are trustees and (ii) the 2018 Reed Dynasty Trust, which is an irrevocable trust and of which Messrs. Adams and Beargie are trustees (collectively, the “Founder Family Trusts”), which gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders under our certificate of incorporation and applicable law or stock exchange rules, and their interests may conflict with ours or those of our other stockholders.
Each share of our Class B common stock entitles its holders to ten votes per share on all matters presented to our stockholders generally, while each share of our Class A common stock entitles its holders to one vote per share on all matters presented to our stockholders generally. Our Founder and (i) the John P. Reed Trust dated 4/29/1985, as amended, of which Mr. Reed is trustee, (ii) the Reed 2013 Generation Skipping Trust, of which Messrs. Adams and Beargie are trustees, and (iii) the 2018 Reed Dynasty Trust, of which Messrs. Adams and Beargie are trustees (collectively, “the Class B Trusts”) control the voting power of all of the outstanding Class B common stock. As of February 14, 2025, our Founder beneficially holds approximately 32.10% of our outstanding capital stock and controls approximately 48.76% of the voting power of our outstanding capital stock. As of February 14, 2025, the Founder Family Trusts beneficially hold approximately 29.90% of our outstanding capital stock and control approximately 45.46% of the voting power of our outstanding capital stock. The current independent co-trustees of the Founder Family Trusts, Albert Adams and Bill Beargie, are also directors of the Company. Our Founder does not have the right to direct or control the voting of the shares of Class B common stock that are held by the Founder Family Trusts, and the independent co-trustees have sole voting and dispositive power over the Class B common stock held by the Founder Family Trusts. However, our Founder is the settlor of the Founder Family Trusts and is related to a majority of the beneficiaries of the Founder Family Trusts, and his views may be taken into account by the co-trustees and others related to the Founder Family Trusts. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. The shares of Class B common stock will automatically convert into shares of Class A common stock on the earliest to occur of (i) twelve months after the death or incapacity of our Founder, and (ii) the date upon which the then outstanding shares of Class B common stock first represent less than 10% of the voting power of the then outstanding shares of Class A common stock and Class B common stock.
The concentration of ownership could deprive stockholders of an opportunity to receive a premium for shares of our Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain indices may have eligibility criteria that exclude companies with multiple classes of shares of common stock. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. In addition, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price for our Class A common stock could be adversely affected.
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
•natural or man-made disasters or other similar events including public health issues or pandemics; and
•global economic, legal and regulatory changes unrelated to our performance.
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
•our classified board structure;
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
One of our directors is affiliated with Freeman Spogli & Co. (“Freeman Spogli”). This director has fiduciary duties to both us and Freeman Spogli. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to Freeman Spogli or certain related parties or any of our directors who are employees of Freeman Spogli or its affiliates such that Freeman Spogli and its affiliates will be permitted to invest in competing businesses or do business with our customers. Under the amended and restated certificate of incorporation, subject to the limitations set forth therein, Freeman Spogli is not required to tell us about a corporate opportunity, may pursue that opportunity for itself or it may direct that opportunity to another person without liability to our stockholders. To the extent they invest in such other businesses, Freeman Spogli may have differing interests than our other stockholders.
We are a “controlled company” within the meaning of Nasdaq rules and qualify for and may rely on exemptions from certain corporate governance requirements.
Because our Founder and the Class B Trusts hold more than a majority of the total voting power of our common stock, we are a “controlled company” within the meaning of Nasdaq rules. Under these rules, a company of which more than 50% of the voting power with respect to the election of directors is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including the following requirements:
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
Although we have not elected to be treated as a controlled company and use these exemptions, if we chose to do so in the future our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq rules regarding corporate governance, which could make our Class A stock less attractive to investors or otherwise harm our stock price.
Future sales of shares of Class A common stock, or the perception in the public market that such sales may occur, could adversely affect the market price of our Class A common stock. Our stockholders could be diluted by such future sales and be further diluted upon the conversion of Class B common stock into Class A common stock.
Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock. In the aggregate, as of February 14, 2025, our Founder beneficially owns 45,078,259 shares of our Class B common stock, and the Founder Family Trusts, in the aggregate, beneficially own 42,037,341 shares of Class B common stock, representing all of the outstanding shares of Class B common stock. The shares of Class B common stock beneficially owned by our Founder represent approximately 48.75% of our total voting power. The shares of Class B common stock beneficially owned by the Founder Family Trusts represent, in the aggregate, approximately 45.46% of our total voting power.
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
As a public reporting company, we are subject to the Nasdaq rules and the rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we continue to fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner in the future.
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
At this time, we are unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting. See Item 9A Controls and Procedures, for management’s annual report on internal control over financial reporting as of December 31, 2024.

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

Cybersecurity is an important part of our overall risk management processes and the Technology Committee of our Board of Directors has primary oversight responsibility for the Company’s cybersecurity and other technology risks. The Committee reviews and discusses with management our cybersecurity, privacy and data security programs, the status of projects to strengthen internal systems and any significant cybersecurity incidents, including recent incidents at other companies and the emerging threat landscape. The Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks. In addition, our Board receives periodic updates regarding our cybersecurity program.
Item 2. Properties
Our corporate headquarters and primary distribution center are located at 51 E. Hines Hill Road, Boston Heights, Ohio, just outside of Cleveland, Ohio. We believe that our current corporate headquarters and facilities are well maintained. The following table sets forth the location, use and size of our corporate, distribution, manufacturing, warehouse, and retail facilities as of December 31, 2024:

Location	Use	Approximate Square Footage
Boston Heights, Ohio(1)	Corporate headquarters and distribution center	1,028,500
Conover, North Carolina(1)	Distribution center and manufacturing facility	497,000
Dallas, Texas(1)	Distribution center	800,700
Walton Hills, Ohio(1)	Warehouse	235,900
Elyria, Ohio(1)	Warehouse	171,000
Traditional Showrooms, Design Studios and Outlets(1)(2)	Retail	1,676,000

(1) See Note 7 — Leases to our Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) We lease our Traditional Showrooms, Design Studios and Outlets in multiple locations across 30 states.
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
We are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. See Note 11 —Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report for further details.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “ARHS.” There is no public trading market for our Class B common stock.
Share Repurchases
The following table contains information with respect to repurchases of shares made by the Company during the three months ended December 31, 2024. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
October 2024	520	$10.93	—	$—
November 2024	50,175	9.68	—	—
December 2024	56	9.93	—	—
Total	50,751	$9.69	—	$—
Holders of Record
As of February 21, 2025, there were 107 stockholders of record of our Class A common stock and 3 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or other nominees. The number of holders of record presented here also does not include beneficial stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the Dow Jones U.S. Furnishings Index. The graph assumes $100 was invested in our Class A common stock at the market close on November 4, 2021, which was the first day our Class A common stock began trading, and its relative performance is tracked through December 31, 2024. The graph uses the closing market price on November 4, 2021 of $12.80 per share as the initial value of our Class A common stock. Data for the Company, Nasdaq Global Composite Index and Dow Jones U.S. Furnishings Index assumes reinvestment of dividends. The performance shown in the graph below is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Class A common stock.
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

$140.00
$120.00
$100.00
$80.00
$60.00
11/04/21
12/31/21
12/31/22
12/31/23
12/31/2024
ARHS
Nasdaq Composite Index
Dow Jones U.S. Furnishings Index

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have prepared this Management's Discussion and Analysis (“MD&A”) as an aid to understanding our financial results. It should be read together with the accompanying consolidated financial statements and related notes. It includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Annual Report entitled “Special Note Regarding Forward-Looking Statements.” In addition to the discussion of potential risks discussed in MD&A, certain other risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Annual Report entitled “Risk Factors.”
This discussion and analysis addresses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions regarding our financial condition and results of operations for 2023 compared to 2022 not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Arhaus is a growing lifestyle brand and premium retailer in the United States home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, outdoor, lighting, textiles and décor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and vendors with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our direct sourcing network consists of more than 400 vendors, some of whom we have had relationships with since our founding. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.
We believe in providing a dynamic and welcoming experience in our Showrooms and online with the conviction that retail is theater. Our national omni-channel business positions our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. Our theater-like Showrooms are highly inspirational and function as an invaluable brand awareness vehicle. Our seasoned sales associates and in-home designers provide expert advice and assistance to our client base that drives significant client engagement. Our omni-channel model allows clients to begin or end their shopping journey online, while also experiencing our theater-like Showrooms throughout the shopping journey. Data about the Showrooms we operated as of each period presented is as follows:

	December 31,
	2024	2023
Traditional Showrooms	85	80
Design Studios	11	8
Outlets	7	4
Total Showrooms	103	92

Total square footage (in thousands)	1,676	1,438
Showrooms with in-home designers	89	78
States where we operate	30	29

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
Overall Economic Trends. The industry in which we operate is cyclical. Consequently, our net revenue is affected by general economic conditions including conditions that affect the housing market and economic factors including the health and volatility of the stock market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, and that our sales are particularly affected by the health of the higher end consumer and demand levels from that consumer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, new household formation and the affordability of homes for first time home buyers, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, the number of second and third homes being purchased and sold, tax policies, interest rates, and perceived capital appreciation prospects in higher end real estate. Shifts in consumption patterns may continue to have an impact on consumer spending in the United States premium home furnishings market. In the past, we have experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods.
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
Our Strategic Initiatives. We are in the process of implementing a number of business initiatives that have had, and will continue to have, an impact on our results of operations. These initiatives include expanding our Showroom footprint, enhancing our digital marketing capabilities and eCommerce sales channel, optimizing our product assortment, expanding our supply chain infrastructure and continuing to invest in technology and related systems enhancements. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the near term and may amplify fluctuations in our growth rates from quarter to quarter.
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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce sales channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are fixed.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Year Ended
	December 31,
	2024	2023
Net and comprehensive income	$68,550	$125,239
Interest income, net	(3,163)	(3,351)
Income tax expense	22,372	43,450
Depreciation and amortization	39,086	29,442
EBITDA	126,845	194,780
Equity based compensation	7,640	7,909
Other (income) expenses(1)	(1,202)	792
Adjusted EBITDA	$133,283	$203,481

(1) Other (income) expenses represent costs and investments not indicative of ongoing business performance, such as gain on disposal of assets, secondary offering costs, severance, signing bonuses and recruiting costs. For the year ended December 31, 2024, these other (income) expenses consisted largely of $1.2 million of gain on disposal of assets. For the year ended December 31, 2023, these other (income) expenses consisted largely of $0.5 million of secondary offering costs.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2023 to December 31, 2024 is summarized in the following table:

	2024	2023
Showrooms open at beginning of period	92	81
Showrooms opened (1)	16	14
Showrooms closed for relocations	(5)	(3)
Showrooms open at end of period	103	92

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes.
Consolidated Statements of Comprehensive Income Data (in thousands):

	Year Ended
	December 31,
	2024	2023
Net revenue	$1,271,107	$1,287,704
Cost of goods sold	769,878	747,281
Gross margin	501,229	540,423
Selling, general and administrative expenses	415,426	376,112
Gain on disposal of assets	(1,202)	—
Income from operations	87,005	164,311
Interest income, net	(3,163)	(3,351)
Other income	(754)	(1,027)
Income before taxes	90,922	168,689
Income tax expense	22,372	43,450
Net and comprehensive income	$68,550	$125,239
Other Operational Data (dollars in thousands):

	Year Ended
	December 31,
	2024	2023
Net revenue	$1,271,107	$1,287,704
Comparable growth	(8.0)%	1.4%
Demand comparable growth	(2.2)%	7.6%
Gross margin as a % of net revenue	39.4%	42.0%
Selling, general and administrative expenses as a % of net revenue	32.7%	29.2%
Income from operations as a % of net revenue	6.8%	12.8%
Net and comprehensive income	$68,550	$125,239
Net and comprehensive income as a % of net revenue	5.4%	9.7%
Adjusted EBITDA(1)	$133,283	$203,481
Adjusted EBITDA as a % of net revenue	10.5%	15.8%
Total Showrooms at end of period	103	92

(1) See “How We Assess the Performance of Our Business” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income.

Comparison of the Years Ended December 31, 2024 and December 31, 2023
Net Revenue
Net revenue decreased $16.6 million, or 1.3%, to $1,271.1 million in 2024 compared to $1,287.7 million in 2023. The decrease was driven primarily by the non-recurrence of prior year abnormal backlog deliveries, partially offset by an increase in demand for our products.
Gross Margin
Gross margin decreased $39.2 million, or 7.3%, to $501.2 million in 2024 compared to $540.4 million in 2023. The decrease was primarily driven by lower net revenue, increased Showroom occupancy costs of $12.9 million, higher delivery and transportation costs of $2.6 million and higher credit card fees of $1.9 million.
As a percentage of net revenue, gross margin decreased 260 basis points to 39.4% of net revenue in 2024 compared to 42.0% of net revenue in 2023. The gross margin decrease as a percentage of net revenue was primarily the result of higher Showroom occupancy costs, which increased 110 basis points, a product margin decrease of 60 basis points, higher delivery and transportation costs, which increased 40 basis points and higher credit card fees, which increased 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $39.3 million, or 10.5%, to $415.4 million in 2024 compared to $376.1 million in 2023. The increase was primarily driven by a $30.1 million increase in general and administrative costs primarily related to legal costs, strategic investments to support and drive the growth of the business, including supply chain and technology improvements, marketing investments and increased warehouse expenses, in addition to a $19.2 million increase in selling expenses primarily related to new Showrooms. This was partially offset by the non-recurrence of a $10.0 million donation last year to The Nature Conservancy.
As a percentage of net revenue, selling, general and administrative expenses increased 350 basis points to 32.7% of net revenue in 2024 compared to 29.2% of net revenue in 2023.
Interest Income, net
Interest income, net decreased to $3.2 million in 2024 compared to $3.4 million in 2023.
Income Taxes
Income tax expense was $22.4 million in 2024 compared to $43.5 million in 2023. The decrease was primarily due to lower income before taxes. Our effective tax rate was 24.6% in 2024 and 25.8% in 2023.
Net and Comprehensive Income
Net and comprehensive income decreased $56.7 million to $68.6 million in 2024 compared to $125.2 million in 2023. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing catalogs, Showroom rent, capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of December 31, 2024, we had cash and cash equivalents of $197.5 million.
For the year ended December 31, 2024, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies related to growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of December 31, 2024, we have no material off-balance sheet arrangements.

On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. During the year ended December 31, 2024, the Company paid out $70.3 million of the aforementioned special cash dividend on its Class A and Class B common stock.

Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at December 31, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million.
On August 30, 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to the Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at December 31, 2024). The 2021 Credit Facility expires on November 8, 2026. At December 31, 2024, we had no borrowings on the 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$147,109	$168,685
Net cash used in investing activities	(99,534)	(93,108)
Net cash used in financing activities	(72,951)	(1,799)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,376)	$73,778
Net cash provided by operating activities
Comparison of the Year Ended December 31, 2024 and December 31, 2023
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For 2024, net cash provided by operating activities was $147.1 million and consisted of net income of $68.6 million and an increase in non-cash items of $108.8 million, which were partially offset by a change in working capital and other activities of $30.2 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $42.7 million, a decrease in operating lease liabilities of $37.9 million primarily due to payments made under the related lease agreements, an increase in prepaid and other assets of $2.5 million, a decrease in accrued expenses of $0.9 million, which were partially offset by an increase in client deposits of $47.1 million, an increase in accounts payable of $5.6 million and a decrease in accounts receivable of $1.1 million.
For 2023, net cash provided by operating activities was $168.7 million and consisted of net income of $125.2 million, an increase in non-cash items of $90.9 million, which were partially offset by a change in working capital and other activities of $47.4 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $39.0 million primarily due to payments made under the related lease agreements, a decrease in client deposits of $28.8 million, an increase in prepaid and other assets of $11.1 million, a decrease in accrued expenses $1.5 million, which were partially offset by a decrease in merchandise inventory of $32.1 million and an increase in accounts payable of $1.2 million.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in Showrooms, information technology and systems infrastructure, as well as supply chain investments.
Comparison of the Year Ended December 31, 2024 and December 31, 2023
For 2024, net cash used in investing activities was $99.5 million primarily due to investments in Showrooms, strategic investments in our supply chain, and information technology and systems infrastructure.
For 2023, net cash used in investing activities was $93.1 million primarily due to investments in Showrooms, supply chain expansion, and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash used in investing activities	$99,534	$93,108
Less: Landlord contributions	33,587	21,900
Total capital expenditures, net of landlord contributions	$65,947	$71,208
Total capital expenditures, net of landlord contributions decreased by $5.3 million in 2024 compared to 2023.
We anticipate our total capital expenditures, net of landlord contributions to be approximately $90.0 million to $110.0 million in fiscal year 2025, primarily related to new Showrooms.
Net cash used in financing activities
Comparison of the Year Ended December 31, 2024 and December 31, 2023
For 2024, net cash used in financing activities was $73.0 million, primarily due to the payment of the special dividend on our Class A and Class B common stock.
For 2023, net cash used in financing activities was $1.8 million, primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires that certain estimates and assumptions be made that affect the amounts reported in our consolidated financial statements and related notes. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements. Information on all of our significant accounting policies can be found in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in our consolidated financial statements.
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of the Company’s consolidated financial statements and accompanying notes. The following critical accounting policy reflects the significant estimates and/or judgments used in the preparation of our consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, which include changes in United States interest rates, foreign currency exchange rate fluctuations and the effects of economic uncertainty, which may affect the prices we pay our vendors in the foreign countries in which we do business. We do not engage in financial transactions for trading or speculative purposes.

Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions is not significant to us. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of December 31, 2024, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Arhaus, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arhaus, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment commensurate with the Company’s financial reporting requirements, specifically an insufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, (ii) accounting policies, procedures and controls, or maintain documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting, and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties and assessing the reliability of reports and spreadsheets used in controls, (iii) effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of accounting principles generally accepted in the United States of America to such transactions, and (iv) effective controls over information technology general controls for information systems that are relevant to the preparation of the financial statements, specifically, program change management controls, user access controls, computer operations controls, and program development controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

The principal considerations for our determination that the impact of controls related to financial reporting is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section and in the preceding paragraph, material weaknesses existed as of December 31, 2024 related to this matter.

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
February 26, 2025

We have served as the Company’s auditor since 2018.

Arhaus, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$197,511	$223,098
Restricted cash	3,418	3,207
Accounts receivable, net	1,252	2,394
Merchandise inventory, net	297,010	254,292
Prepaid and other current assets	31,852	26,304
Total current assets	531,043	509,295
Operating right-of-use assets	322,302	302,157
Financing right-of-use assets	36,105	38,835
Property, furniture and equipment, net	282,520	220,248
Deferred tax assets	21,091	19,127
Goodwill	10,961	10,961
Other noncurrent assets	2,294	4,525
Total assets	$1,206,316	$1,105,148

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$68,621	$63,699
Accrued taxes	10,480	9,638
Accrued wages	11,538	15,185
Accrued other expenses	47,668	46,062
Client deposits	220,873	173,808
Current portion of operating lease liabilities	42,247	33,051
Current portion of financing lease liabilities	1,024	904
Total current liabilities	402,451	342,347
Operating lease liabilities, long-term	402,916	362,598
Financing lease liabilities, long-term	53,312	53,870
Deferred rent and lease incentives	—	1,952
Other long-term liabilities	3,892	4,143
Total liabilities	$862,571	$764,910

Commitments and contingencies (Note 11)

Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 53,788,036 shares issued and 53,514,062 outstanding as of December 31, 2024; 53,254,088 shares issued and 53,169,711 shares outstanding as of December 31, 2023)	$53	$52
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of December 31, 2024; 87,115,600 shares issued and outstanding as of December 31, 2023 )	87	87
Retained earnings	142,898	145,292
Additional paid-in capital	200,707	194,807
Total stockholders’ equity	343,745	340,238
Total liabilities and stockholders’ equity	$1,206,316	$1,105,148

The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023	2022
Net revenue	$1,271,107	$1,287,704	$1,228,928
Cost of goods sold	769,878	747,281	703,869
Gross margin	501,229	540,423	525,059
Selling, general and administrative expenses	415,426	376,112	340,388
Gain on sale of assets	(1,202)	—	—
Income from operations	87,005	164,311	184,671
Interest (income) expense, net	(3,163)	(3,351)	3,387
Other income	(754)	(1,027)	(1,294)
Income before taxes	90,922	168,689	182,578
Income tax expense	22,372	43,450	45,944
Net and comprehensive income	$68,550	$125,239	$136,634
Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	140,072,148	139,471,110	138,094,180
Net and comprehensive income per share, basic	$0.49	$0.90	$0.99
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	140,692,000	140,096,732	139,605,550
Net and comprehensive income per share, diluted	$0.49	$0.89	$0.98
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock				Treasury Stock		Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2021	50,428	$50	86,519	$87	—	$—	$(116,581)	$186,209	$69,765
Net income	—	—	—	—	—	—	136,634	—	136,634
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,072)	(1,072)
Shareholder capital contribution	—	—	—	—	—	—	—	80	80
Equity based compensation	1,009	1	597	—	—	—	—	4,287	4,288
Balances as of December 31, 2022	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$209,695
Net income	—	—	—	—	—	—	125,239	—	125,239
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,625)	(1,625)
Shareholder capital contribution	—	—	—	—	—	—	—	56	56
Equity based compensation	1,316	1	—	—	—	—	—	7,908	7,909
Shares withheld to cover employees’ withholding taxes for equity based awards	(84)	—	—	—	84	—	—	(1,036)	(1,036)
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	68,550	—	68,550
Shareholder capital contribution	—	—	—	—	—	—	—	30	30
Equity based compensation	761	1	—	—	—	—	—	7,639	7,640
Shares withheld to cover employees’ withholding taxes for equity based awards	(141)	—	—	—	190	—	—	(1,769)	(1,769)
Dividends declared	—	—	—	—	—	—	(70,944)	—	(70,944)
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$68,550	$125,239	$136,634
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,086	29,442	24,901
Amortization of operating lease right-of-use asset	36,937	33,306	29,052
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	26,728	22,075	12,649
Equity based compensation	7,640	7,909	4,288
Deferred tax assets	(1,964)	(2,286)	9,771
Gain on sale of property, furniture and equipment	(1,202)	—	—
Amortization of cloud computing arrangements	1,625	698	—
Amortization and write-off of lease incentives	(80)	(321)	(304)
Insurance proceeds	—	60	—
Changes in operating assets and liabilities
Accounts receivable	1,142	(660)	(1,506)
Merchandise inventory	(42,718)	32,067	(78,076)
Prepaid and other assets	(2,479)	(11,109)	(7,154)
Other noncurrent liabilities	(10)	388	638
Accounts payable	5,618	1,216	10,296
Accrued expenses	(921)	(1,540)	27,746
Operating lease liabilities	(37,908)	(39,020)	(29,131)
Client deposits	47,065	(28,779)	(62,342)
Net cash provided by operating activities	147,109	168,685	77,462
Cash flows from investing activities
Purchases of property, furniture and equipment	(107,370)	(93,441)	(55,666)
Proceeds from the sale of property, furniture and equipment	7,836	—	—
Insurance proceeds	—	333	—
Net cash used in investing activities	(99,534)	(93,108)	(55,666)
Cash flows from financing activities
Principal payments under finance leases	(927)	(763)	(177)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,769)	(1,036)	—
Cash dividend payments	(70,255)	—	—
Net cash used in financing activities	(72,951)	(1,799)	(177)
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,376)	73,778	21,619
Cash, cash equivalents and restricted cash
Beginning of year	226,305	152,527	130,908
End of year	$200,929	$226,305	$152,527

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended
	December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Interest paid in cash	$4,670	$5,301	$5,155
Interest received in cash	9,029	8,778	1,373
Income taxes paid in cash	23,770	47,132	34,943
Noncash investing activities:
Purchases of property, furniture and equipment in current liabilities	8,383	10,286	8,469
Noncash financing activities:
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	(1,625)	(1,072)
Derecognition of build-to-suit assets as a result of ASC 842 adoption	—	—	(31,017)
Capital contributions	30	56	80
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

1. Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our merchandise sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 103 Showrooms at December 31, 2024.
Arhaus was formed on July 14, 2021 for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Arhaus, LLC (“LLC”) and its subsidiaries. In connection with the IPO, the Company reorganized its ownership structure from a limited liability company to a corporation through a series of transactions for the purpose of issuing common stock on a publicly traded exchange. Pursuant to the corporate reorganization (“Reorganization”) and the completion of the IPO in November 2021, the Company became a holding company for LLC and its subsidiaries.
Revision of Previously Issued Consolidated Financial Statements
As previously disclosed, in preparation of the December 31, 2023 consolidated financial statements, the Company identified an error within the consolidated balance sheet as of December 31, 2022, related to certain leasehold and landlord improvements prior to showroom completion being incorrectly included in prepaid and other current assets rather than property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the consolidated statement of cash flows for the year ended December 31, 2022 and the Company concluded to revise such prior period consolidated financial statements as presented below in Adjustment No.1.

In preparation of the March 31, 2024 unaudited condensed consolidated financial statements, the Company identified an additional error within the consolidated balance sheets related to certain cash receipts from landlord reimbursements prior to showroom completion being incorrectly included in property, furniture and equipment, net. The error resulted in inaccurate cash flows ascribed to operating and investing activities in the consolidated statement of cash flows for the years ended December 31, 2023 and 2022 and the Company concluded to revise the consolidated financial statements as presented below in Adjustment No. 2.

The Company has evaluated the errors both quantitatively and qualitatively and concluded they were not material, individually or in the aggregate, to the prior period consolidated financial statements.

In connection with the revisions, the Company determined it was appropriate to correct for certain other previously identified immaterial errors.

We have also revised impacted amounts within the accompanying notes to the consolidated financial statements, as applicable. Specifically, Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, Note 3 — Property, Furniture and Equipment, Note 4 — Accrued Other Expenses and Note 7 — Leases.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The following tables summarize the impact of these corrections for the periods presented (amounts in thousands):

	December 31, 2023
Consolidated Balance Sheet	As Reported	Adjustment No. 2	As Revised
Prepaid and other current assets	$45,260	$(18,956)	$26,304
Total current assets	$528,251	$(18,956)	$509,295

Property, furniture and equipment, net	$210,238	$10,010	$220,248
Total assets	$1,114,094	$(8,946)	$1,105,148

Accrued other expenses	$42,502	$3,560	$46,062
Current portion of operating lease liabilities	45,557	(12,506)	33,051
Total current liabilities	$351,293	$(8,946)	$342,347
Total liabilities	$773,856	$(8,946)	$764,910
Total liabilities and stockholders’ equity	$1,114,094	$(8,946)	$1,105,148

	Year Ended
	December 31, 2023
Consolidated Statement of Cash Flows	As Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(20,721)	$9,612	$(11,109)
Changes in operating lease liabilities	(25,794)	(13,226)	(39,020)
Net cash provided by operating activities	$172,299	$(3,614)	$168,685

Cash flows from investing activities
Purchases of property, furniture and equipment	$(97,055)	$3,614	$(93,441)
Net cash used in investing activities	$(96,722)	$3,614	$(93,108)

Supplemental disclosure of cash flow information
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$6,726	$3,560	$10,286

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

	Year Ended
	December 31, 2022
Consolidated Statement of Cash Flows	As Originally Reported	Adjustment No. 1	As Previously Reported	Adjustment No. 2	As Revised
Cash flows from operating activities
Changes in prepaid and other assets	$(9,329)	$2,442	$(6,887)	$(267)	$(7,154)
Changes in accounts payable	14,014	(3,718)	10,296	—	10,296
Changes in operating lease liabilities	(33,682)	—	(33,682)	4,551	(29,131)
Net cash provided by operating activities	$74,454	$(1,276)	$73,178	$4,284	$77,462

Cash flows from investing activities
Purchases of property, furniture and equipment	$(52,658)	$1,276	$(51,382)	$(4,284)	$(55,666)
Net cash used in investing activities	$(52,658)	$1,276	$(51,382)	$(4,284)	$(55,666)

Supplemental disclosure of cash flow information
Noncash operating activities
Lease incentives	$4,312	$(4,312)	$—	$—	$—
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	$3,160	$3,718	$6,878	$1,591	$8,469
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
Cash and Cash Equivalents
The Company considers cash and all other highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company regularly carries deposits in excess of federally insured amounts, but does not believe that it is exposed to significant concentration of credit risk as they are carried at high-quality financial institutions with investment-grade ratings.
The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the years ended December 31, 2024, 2023, and 2022, the Company earned $8.6 million, $8.8 million,

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
and $1.9 million in interest income, respectively. Interest income is included within interest (income) expense, net on our consolidated statements of comprehensive income.
Cash and cash equivalents include $14.0 million and $19.9 million at December 31, 2024 and 2023, respectively, for amounts in-transit from credit card companies since settlement is reasonably assured and not restricted.
Restricted Cash
The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of our workers’ compensation obligations and a portion of our customs obligation that the U.S Customs and Border Protection requires us to collateralize.
Accounts Receivables
The Company’s accounts receivables are $1.3 million and $2.4 million, respectively, at December 31, 2024 and 2023, net of allowance for expected credit losses of $0.4 million and $0.6 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivables are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivables are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivables are recorded at the invoiced amount and do not bear interest.
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
A reserve is recorded for projected merchandise returns based on actual historical return rates. The Company provides an allowance for sales returns based on historical return rates less expected restocking fee income. Actual merchandise returns are monitored regularly and have not been materially different from the estimates recorded. Merchandise returns are granted for various reasons, including delays in merchandise delivery, merchandise quality issues, client preference and other similar matters. The Company has various return policies for their merchandise, depending on the type of merchandise sold. Returned merchandise often represents merchandise that can be resold. Amounts refunded to clients are generally made by issuing the same payment tender as used in the original purchase. Merchandise exchanges of the same merchandise at the same price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. The allowance for sales returns of $9.6 million and $8.0 million at December 31, 2024 and 2023, respectively, is recorded in the accrued other expenses line item on the consolidated balance sheets. The Company also recognizes a right of return asset for the estimated value of the right to recover products from returns, which is reduced by the estimated restocking costs based on historical restocking expense. The right of return asset is recognized on a gross basis outside of the allowance for sales returns. The right of return asset of $1.9 million and $2.8 million at December 31, 2024 and 2023, respectively, is recorded in prepaid expense and other current assets on the consolidated balance sheets.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the client’s purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects that substantially all client deposits as of December 31, 2024 will be recognized within the next 12 months as the performance obligations are satisfied.
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
Loyalty Reward Program
The Company offers a loyalty reward program for clients who use the Company’s private label credit card to receive rewards based on the client’s merchandise purchases. The liabilities associated with the rewards are established on the consolidated balance sheets when the rewards are issued and are removed from the consolidated balance sheets, either when used by the client or upon expiration (three months from when the reward is issued). At December 31, 2024 and 2023, outstanding liabilities related to the loyalty reward program of $2.0 million and $1.4 million, respectively, are included within the accrued other expenses line item of the consolidated balance sheets.
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
Reserves for shrinkage are estimated and recorded throughout the period as a percentage of current merchandise inventory levels and historical shrinkage results. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of the Company’s physical inventory counts.
Merchandise inventory includes reserves of $8.7 million and $7.6 million at December 31, 2024 and 2023, respectively.
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	December 31,
	2024	2023
Prepaid expenses	$13,293	$9,984
Right of return asset	1,949	2,844
Prepaid cloud computing arrangements, net(1)	8,879	4,253
Deposits	4,939	4,470
Other current assets	2,792	4,753
Total prepaid and other current assets	$31,852	$26,304

(1) Presented net of accumulated amortization of $5.3 million and $2.7 million as of December 31, 2024 and 2023, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Advertising Costs
Except for costs associated with the semi-annual catalogs, the Company expenses advertising costs as incurred. Advertising costs amounted to $47.5 million, $43.0 million and $38.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included within the selling, general and administrative expenses line item on the consolidated statements of comprehensive income. Expense associated with the catalogs are recognized upon the delivery of the catalogs to the carrier.
Lease Accounting
The Company leases real estate for Showrooms, corporate headquarters, distribution centers, warehouses and equipment. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all the economic benefits from the use of that identified asset. Our leases often have the option to renew lease terms, in addition, certain lease agreements may be terminated prior to their original expiration date. The Company assesses these options to determine if we are reasonably certain to exercise them based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement. The Company elected to exclude short-term leases from our consolidated balance sheets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company elected the practical expedient to not separate lease and non-lease components. We determine the lease classification and begin to recognize lease and any related expenses upon the lease’s commencement, which for real estate leases is generally when we take possession or control of the asset.
Lease arrangements may require the landlord to provide tenant allowances for the Company’s real estate leases. Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in operating right-of-use assets on the consolidated balance sheets.
Lease Classification
Certain real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the lease term, incremental borrowing rate and the fair value and economic life of the leased asset. Lease related assets classified as financing leases are included in financing right-of-use assets on the consolidated balance sheets. Financing lease assets and liabilities are recognized at the commencement date of the lease based on the present value of future minimum lease payments over the lease term. For finance leases, interest expense is presented for the lease liability in the interest (income) expense, net line item of our consolidated statements of comprehensive income, consistent with how other interest expense is presented. The Company presents amortization of the right-of-use asset for finance leases in the selling, general and administrative expense line item of our consolidated statements of comprehensive income, consistent with presentation of depreciation or amortization of similar assets.
Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating right-of-use assets on the consolidated balance sheets. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of future minimum lease payments over the lease term. For operating leases, the Company presents lease expense in cost of goods sold and selling, general and administrative expense line items of our consolidated statements of comprehensive income based on the nature of the expense or the leased assets use. The Company recognizes lease cost on a straight-line basis over the term of the lease.
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
Incremental Borrowing Rate
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
Property, Furniture and Equipment
Property, furniture and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method generally using the following useful lives:

Asset class/ type	Useful Life-Years
Leasehold improvements	Lesser of the intended useful life of the underlying asset or lease term
Landlord improvements	Lesser of the intended useful life of the underlying asset or lease term
Furniture and fixtures	3 to 5 years
Computers and equipment	3 to 10 years
Vehicles	3 to 10 years
Depreciation and amortization expense was $39.1 million, $29.4 million and $24.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

The Company defers costs incurred with the implementation of a cloud computing arrangement (“CCA”) that is a service contract, consistent with our policy for software developed or obtained for internal use. The deferred implementation costs of cloud computing arrangements are amortized on a straight-line basis over the term of the cloud computing arrangement, generally ranging from one to five years, in selling, general and administrative expenses in the consolidated statements of comprehensive income, which is the same line item as the associated hosting fees. The eligible implementation costs incurred of a cloud computing arrangement are included in prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and in operating cash flows of the consolidated statements of cash flows. Deferred CCA implementation costs were $6.8 million and $4.8 million, net of accumulated amortization of $2.3 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Based on management’s analysis there were no events or circumstances identified during 2024 or 2023 indicating a potential impairment of any long-lived assets.
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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Year Ended
	December 31,
	2024	2023
Balance as of beginning of period	$7,084	$6,375
Accruals during the period	12,681	13,941
Settlements during the period	(12,138)	(13,232)
Balance as of end of the period (1)	$7,627	$7,084

(1) $4.4 million and $4.1 million were recorded in accrued other expenses at December 31, 2024 and 2023, respectively. The remainder is recorded in other long-term liabilities.
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
The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on subsequent recognition, derecognition, and measurement based on management’s best judgement given the facts, circumstances, and information available at the reporting date. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. At December 31, 2024 and 2023, the Company assessed its income tax positions and concluded that it had no unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of comprehensive income. No such interest and penalties were recorded for the years ended December 31, 2024, 2023 or 2022.
The Company is subject to federal, state and local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to federal, state and local tax examinations for the years before 2021.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to demand, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce sales channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are fixed.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at December 31, 2024 and 2023 of $0.5 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the year ended December 31, 2024, breakage income was minimal. For the year ended December 31, 2023, breakage income was $0.8 million. For the year ended December 31, 2022, breakage was minimal.
Self-Insurance
We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and number of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The liability related to IBNR at December 31, 2024 and 2023 of $1.4 million and $1.4 million, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We recorded liabilities related to workers’ compensation claims of $0.6 million and $0.6 million at December 31, 2024 and 2023, respectively.
Credit Risk and Concentration Risk
Approximately 12%, 15% and 13% of the Company’s merchandise was purchased from one external vendor for the years ended December 31, 2024, 2023 and 2022, respectively. No other external vendor made up more than 10% of purchases for the years ended December 31, 2024, 2023 and 2022.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations, and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at December 31, 2024 and 2023. See Note 7 — Leases for discussion of our lease obligations and Note 8 — Equity Based Compensation for discussion of our equity based compensation instruments.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
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
Stockholders’ Equity
Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to ten votes per share. Except as otherwise required in the Company’s Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters. Further, except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall be treated equally, identically and ratable in all respects as to all matters including, dividends, distributions, subdivision or combination and change of control transactions.
Equity Based Compensation
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company to grant stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards with respect to our Class A common stock. During the years ended December 31, 2024 and 2023, the Company granted RSU and PSU awards to certain of the Company’s named executive officers and other key employees under the 2021 Equity Plan. The Company also granted RSU awards to certain members of the Board of Directors. The fair value of each RSU and PSU award is based on the grant date market price and recognizes costs as expense over the vesting period. Forfeitures are accounted for as they occur. See Note 8 — Equity Based Compensation for further discussion on the awards granted under the 2021 Equity Plan.
Employee Benefit Plans
The Company has a defined contribution retirement savings plan covering substantially all employees. The Company may contribute a discretionary matching contribution equal to a percentage that the Company deems advisable. Total costs recorded in selling, general and administrative expenses on the consolidated statements of comprehensive income related to the plan were $4.2 million, $3.7 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Net and comprehensive income per share
Basic net and comprehensive income per share is computed as net and comprehensive income divided by the weighted-average number of common shares outstanding for the period. Diluted net and comprehensive income per share is computed as net and comprehensive income divided by the weighted-average number of common shares outstanding for the period and common share equivalents under equity plans using the treasury stock method. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive. The Company has elected to not adjust net and comprehensive income for forfeitable dividend equivalents, when declared, related to unvested equity awards. The Company

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
will recognize dividends paid on common shares when the dividend equivalents are no longer forfeitable, such as if the contingency is met or the share-based payment awards vest into common shares.
Recently Issued Accounting Standards
New Accounting Standards Adopted
The Company adopted Accounting Standards Updates (“ASU”) 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures and 2023-01 — Leases (Topic 842): Common Control Arrangements during the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on our accounting policies, financial position or results of operations but did require additional disclosures. See Note 9 — Segment Reporting for additional information. The adoption of ASU 2023-01 did not have a material impact on our accounting policies, financial position, results of operations or related disclosures.

Accounting Standards Not Yet Adopted

The following table summarizes accounting standards which we have not yet adopted but will be adopting. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We believe the adoption will not have a material impact on our accounting policies or our financial position or results of operations but could have a material impact on our related disclosures. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are evaluating the impact ASU 2024-03 will have on our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal Year 2025
ASU 2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal Year 2027

3. Property, Furniture and Equipment
Property, furniture and equipment, net consists of the following (amounts in thousands):

	December 31,
	2024	2023
Leasehold improvements	$162,064	$80,638
Landlord improvements	201,567	177,593
Furniture and fixtures	10,057	7,692
Computer and equipment	56,250	49,990
Vehicles	215	10,149
Construction in process	32,561	50,809
	462,714	376,871
Less: Accumulated depreciation	(180,194)	(156,623)
Property, furniture and equipment, net	$282,520	$220,248

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
4. Accrued Other Expenses
Accrued other expenses consist of the following (amounts in thousands):

	December 31,
	2024	2023
Loyalty reward program	$1,956	$1,448
Reserve for returns	9,600	7,985
Accrued showroom costs	14,197	15,309
Accrued warranty	4,377	4,066
Gift cards	507	520
Accrued self-insurance	1,410	1,388
Accrued other expenses	15,621	15,346
Total accrued other expenses	$47,668	$46,062
5. Goodwill
During 2024, we reviewed Arhaus Consolidated, our one reporting unit’s goodwill for impairment by performing a qualitative assessment in the fourth quarter. Based on the results, we determined that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed.
During the years ended December 31, 2024 and 2023, there was no change in the recorded goodwill balances and we have not recorded any historical goodwill impairments.

6. Debt
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
On August 30, 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to the Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at December 31, 2024). The 2021 Credit Facility expires on November 8, 2026.
At December 31, 2024 and 2023, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million at December 31, 2024 and 2023, respectively, were recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.2 million and $0.1 million as of December 31, 2024 and 2023, respectively.
The Company was in compliance with all applicable debt covenants at December 31, 2024 and 2023, and expects to remain in compliance over the next 12 months.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
7. Leases
During the first quarter of fiscal 2022, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. Prior to the adoption of Topic 842, for certain operating and capital leases, we qualified as the deemed owner of the construction project due to our significant involvement during the construction period under build-to-suit lease accounting requirements within ASC 840. As part of our adoption of ASC 842, we derecognized the cost of these construction projects of $31.0 million, which were previously recorded in property, furniture and equipment, net with an offsetting obligation in accrued other expenses on our consolidated balance sheets at December 31, 2021.
The Company leases real estate and equipment under operating and finance leases, some of which are from related parties as discussed in Note 12 — Related Party Transactions. The most significant obligations under these lease agreements require the payments of periodic rentals, real estate taxes, insurance and maintenance costs. Depending on particular Showroom leases, the Company can also owe a percentage rent payment if particular Showrooms meet certain sales figures.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The following table summarizes the amounts recognized in our consolidated balance sheets related to leases (amounts in thousands):

		December 31,
	Consolidated Balance Sheets Classification	2024	2023
Assets
Operating lease assets	Operating right-of-use assets	$322,302	$302,157
Finance lease assets	Financing right-of-use assets	36,105	38,835
Total leased assets		$358,407	$340,992

Liabilities
Current operating leases	Current portion of operating lease liabilities	$42,247	$33,051
Non-current operating leases	Operating lease liabilities, long-term	402,916	362,598
Total operating lease liabilities		445,163	395,649

Current finance leases	Current portion of financing lease liabilities	1,024	904
Non-current finance leases	Financing lease liabilities, long-term	53,312	53,870
Total finance lease liabilities		54,336	54,774
Total lease liabilities		$499,499	$450,423
The components of lease cost recognized within our consolidated statements of comprehensive income are as follows (amounts in thousands):

		Year Ended
		December 31,
	Consolidated Statements of Comprehensive Income Classification	2024	2023	2022
Lease costs
Operating lease costs	Cost of goods sold	$50,079	$42,836	$34,421
Operating lease costs	Selling, general and administrative expenses	10,395	9,879	6,930
Finance lease costs
Amortization of right-of-use assets	Selling, general and administrative expenses	2,527	2,513	2,056
Interest expense on lease liabilities	Interest (income) expense, net	5,197	5,154	5,027
Variable lease costs(1)	Cost of goods sold	34,441	38,381	38,276
Short term lease costs	Selling, general and administrative expenses	183	184	677
Total lease costs		$102,822	$98,947	$87,387

(1) Includes $0.4 million and $0.4 million of month-to-month lease costs for the years ended December 31, 2023 and 2022 respectively. There was no month-to-month lease costs for the year ended December 31, 2024.
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

	Year Ended
	December 31,
Weighted Average Remaining Lease Term (In Years)	2024	2023
Operating leases	8.81	9.14
Finance leases	20.08	20.84
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

	Year Ended
	December 31,
Weighted Average Discount Rate	2024	2023
Operating leases	6.05%	6.03%
Finance leases	9.65%	9.64%
Future lease liabilities at December 31, 2024 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
2025	$66,323	$5,851	$72,174
2026	73,033	6,309	79,342
2027	68,979	6,110	75,089
2028	63,462	5,635	69,097
2029	60,488	5,224	65,712
Thereafter	254,517	104,770	359,287
Total lease payments	586,802	133,899	720,701
Less: Amounts representing interest	(141,639)	(79,563)	(221,202)
Total	$445,163	$54,336	$499,499

(1) Includes leases with related parties. See Note 12 — Related Party Transactions for amounts leased from related parties.
At December 31, 2024, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 2 to 16 years. The aggregate minimum rental payments over the term of the leases of approximately $199.0 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$68,912	$57,070	$47,722
Operating cash flows for finance leases	4,902	4,875	4,785
Financing cash flows for finance leases	927	763	419
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$58,478	$79,721	$82,543
Finance leases	185	2,843	2,018

8. Equity Based Compensation
Prior to the Reorganization and pursuant to previously established equity award plans, certain employees were granted incentive units of LLC (“Incentive Units”) that vest over three to five years. All holders of the Incentive Units become fully vested in the event of a change in control, death or disability, as long as the holder of the unit is employed by the Company on the date of such event. Further, certain Incentive Unit holders who are terminated without cause will have their unvested units fully vest upon that event. In connection with the Reorganization, the Incentive Unit holders contributed their Incentive Units to Arhaus, Inc. in exchange for shares of Class A or Class B common stock for their vested Incentive Units and Class A or Class B restricted stock for their unvested Incentive Units. The vesting requirements for the exchanged Class A and Class B restricted stock (collectively the "Restricted Stock") did not change from the original Incentive Unit terms.
Activity of the Company’s Restricted Stock and their equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock
	Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	500,304	$15.47
Granted	—	—
Forfeited	(48,628)	18.61
Vested	(227,224)	$11.70
Unvested at December 31, 2024	224,452	$18.61

	Year Ended
	December 31,
	2024	2023	2022
Equity based compensation expense - Restricted Stock(1)	$2,354	$2,697	$2,756

(1) Total unrecognized compensation cost to be recognized in future periods is $2.9 million at December 31, 2024, and will be recognized over a weighted average period of 1.4 years. Equity based compensation is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
The total fair value of Restricted Stock vested during the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $13.1 million and $11.8 million, respectively.
The Arhaus, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), adopted on November 8, 2021, authorizes the Company the ability to grant stock options (either incentive or non-qualified), stock appreciation rights, restricted stock, restricted stock units

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
(“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards with respect to our Class A common stock to our employees, officers, consultants, advisors and directors. The maximum number of Class A common stock that may be granted under the 2021 Plan is 11,205,100 shares. As of December 31, 2024, there were 8,625,752 shares of Class A common stock available to be granted.
Per the 2021 Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients generally vest in one-third increments on each of the first, second and third anniversary of the date of grant, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and cancelled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents accrued for awards that ultimately do not vest are forfeited. The RSUs issued to certain members of the Board of Directors will generally vest on the one-year anniversary of the grant date.
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
Activity of the Company’s PSU and RSU awards and their equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	700,229	$7.20	1,248,165	$7.79
Granted	254,923	15.83	356,405	15.75
Forfeited	(176,771)	10.06	(110,074)	11.13
Vested	(351,625)	5.75	(533,948)	7.55
Unvested at December 31, 2024	426,756	$12.37	960,548	$10.50

	Year Ended
	December 31,
	2024	2023	2022
Equity based compensation expense - PSUs(1)	$399	$2,274	$774
Equity based compensation expense - RSUs(2)	$4,887	$2,938	$758

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $1.9 million at December 31, 2024, and will be recognized over a weighted average period of 1.5 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $7.3 million at December 31, 2024, and will be recognized over a weighted average period of 1.8 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The total fair value of PSUs vested during the years ended December 31, 2024 was $3.3 million. There were no PSUs that vested for the years ended December 31, 2023 and 2022.
The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $7.1 million and $3.5 million. There were no RSUs that vested for the year ended December 31, 2022.

9. Segment Reporting
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, outdoor, lighting, textiles and décor. The assortment of merchandise can be purchased through our Retail and eCommerce sales channels.
The majority of our revenue is generated through sales to clients in the United States. Sales to clients outside of the United States are not significant. Further, no single client represents ten percent or more of our net revenue. There are no inter-segment transactions.
The accounting policies of our single operating segment are the same as those described within our summary of significant accounting policies. The CODM assesses performance at the consolidated level and makes business decisions based on various key performance indicators, primarily net income, which is also reported on the consolidated statements of comprehensive income as net and comprehensive income.
Our CODM uses net income to determine the allocation of resources for investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Net income is also used as a method for planning and forecasting overall expected performance and for evaluating, on a quarterly and annual basis, actual results against such expectations.
Asset information is reported on the consolidated balance sheets as total assets. However, asset information is not used for purposes of making decisions, assessing financial performance or allocating resources.
Refer to the consolidated statements of cash flow for property, furniture and equipment expenditures, related depreciation and amortization and other significant noncash items.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The following table shows revenue by merchandise sales channel and significant segment expenses (amounts in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Retail	$1,051,510	$1,045,079	$1,022,347
eCommerce	219,597	242,625	206,581
Total net revenue	$1,271,107	$1,287,704	$1,228,928
Less significant costs and expenses:
Cost of goods sold	769,878	747,281	703,869
Corporate and administrative expenses(1)	206,433	190,814	178,905
Selling expenses	155,522	136,331	117,449
Marketing expenses	53,471	48,967	44,034
Gain on sale of assets	(1,202)	—	—
Interest (income) expense, net	(3,163)	(3,351)	3,387
Other income	(754)	(1,027)	(1,294)
Income before taxes	90,922	168,689	182,578
Income tax expense	22,372	43,450	45,944
Net and comprehensive income	$68,550	$125,239	$136,634

(1) Corporate and administrative expenses primarily include warehouse expenses, equity based compensation costs, information technology, human resources and legal costs, insurance expenses, accounting fees and corporate sustainability costs.

10. Net and comprehensive income per share
Basic and diluted net and comprehensive income per share were calculated by dividing net and comprehensive income by the number of basic and diluted weighted-average common shares outstanding. The Company has elected to not adjust net and comprehensive income for forfeitable dividend equivalents, when declared, related to unvested equity awards. The Company will recognize dividends paid on common shares when the dividend equivalents are no longer forfeitable, such as if the contingency is met or the share-based payment awards vest into common shares.
Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2024	2023	2022
Numerator
Net and comprehensive income	$68,550	$125,239	$136,634

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	140,072,148	139,471,110	138,094,180
Effect of dilutive restricted stock (1) (2)	619,852	625,622	1,511,370
Weighted-average number of common shares outstanding, diluted	140,692,000	140,096,732	139,605,550

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.49	$0.90	$0.99
Net and comprehensive income per share, diluted	$0.49	$0.89	$0.98

(1) During the years ended December 31, 2024, 2023 and 2022, 418,953, 539,283 and 583,118, respectively, shares of unvested restricted stock, RSUs and PSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) Excluded from the calculation of the effect of dilutive restricted stock as of December 31, 2024, 2023, and 2022 were 426,756, 571,058, and 513,125 PSUs, respectively, because they did not meet the required performance criteria.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
11. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of December 31, 2024, the Company has accrued legal costs of $6.1 million that are recorded in accrued other expenses in our consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of December 31, 2024 and 2023, we recorded liabilities of $0.7 million and $0.2 million, respectively, in accrued other expenses on the consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
In August 2023, the Company committed to make a $10.0 million donation to The Nature Conservancy. As of December 31, 2024, we have paid the donation commitment in full.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “Record Date”). During the year ended December 31, 2024, the Company paid out $70.3 million of the aforementioned special cash dividend on its Class A and Class B common stock. As of December 31, 2024, dividends payable of $0.5 million is recorded in accrued other expenses and $0.2 million is included in other long-term liabilities on our consolidated balance sheet. The remaining dividends payable balance recorded on our consolidated balance sheet relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the Record Date.
12. Related Party Transactions
The Company has beneficial owners and affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the Company’s proxy statement which has been incorporated by reference herein.
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments are $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.7 million, $1.6 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Bill Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $4.0 million, $4.0 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Other transactions
The accounts payable due to related parties for state and federal income tax refunds were $0.2 million and $2.3 million at December 31, 2024 and 2023, respectively, and are included within accounts payable on the consolidated balance sheets.
13. Income Taxes
Components of income before provision for income taxes include (amounts in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Domestic	$90,922	$168,689	182,578
Foreign	—	—	—
Income before taxes	$90,922	$168,689	$182,578
The components of the provision for (benefit from) income taxes include (amounts in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Current
Federal	$16,264	$35,015	$25,550
State	8,072	10,721	10,624
Total current expense	24,336	45,736	36,174
Deferred
Federal	581	(792)	8,498
State	(2,545)	(1,494)	1,272
Total deferred (benefit) expense	(1,964)	(2,286)	9,770
Income tax expense	$22,372	$43,450	$45,944

The difference between income taxes expected at the United States federal statutory income tax rate of 21% and the provision for income taxes is summarized as follows (amounts in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Federal statutory income tax rate	$19,094	$35,383	$38,341
State taxes	4,497	7,617	9,871
Federal return-to-provision adjustments (1)	(550)	(37)	(2,577)
Tax credits	(664)	(443)	—
Other	(5)	930	309
Provision for income taxes	$22,372	$43,450	$45,944

(1) The tax investment amount changed as a result of the LLC’s federal tax filing in 2022, therefore the Company recorded a return-to-provision adjustment of $1.6 million and $1.1 million to additional paid-in capital for the years ended December 31, 2023 and 2022, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Components of our deferred tax assets and liabilities include (amounts in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$—	$17
FS Arhaus investment in LLC	10,419	11,091
Homeworks investment in LLC	10,672	8,019
Total deferred tax assets	21,091	19,127
Less: valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$21,091	$19,127
Based on available evidence (namely, a three-year cumulative income position), management believes it is more-likely-than-not that the net United States federal and state deferred tax assets will be fully realizable. We have not recorded a valuation allowance against deferred tax assets.
No unrecognized tax benefits have been recognized as of December 31, 2024 and 2023. We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. There were no amounts of interest and penalties accrued as of December 31, 2024 and 2023.
We file income tax returns in the United States federal and various state and local jurisdictions. The tax years after 2020 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of December 31, 2024, the Company was not under examination by the Internal Revenue Service.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Acting Principal Financial Officer (“Acting PFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2024. Based upon that evaluation, our CEO and Acting PFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Despite these material weaknesses, our CEO and Acting PFO concluded the financial statements were prepared in accordance with U.S. GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Management, including our CEO and Acting PFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (“ICFR”). ICFR is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our ICFR as of December 31, 2024. Based on this assessment, management has concluded that the Company’s ICFR was not effective due to the material weaknesses described below.
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

In preparation of the December 31, 2023 consolidated financial statements and in preparation of the March 31, 2024 condensed consolidated financial statements, these material weaknesses resulted in restatements as of and for the interim period ended September 30, 2023 and revisions as of and for the annual periods ended December 31, 2023, 2022 and 2021, and as of and for the interim periods ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, principally related to prepaid and other current assets, property, furniture and equipment, net and operating lease liabilities, which resulted in misclassifications in the balance sheets and statements of cash flows and the timely recording of liabilities, operating right-of-use assets and operating lease liabilities. There were also immaterial misstatements. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
The effectiveness of the Company’s ICFR as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Activities
As of December 31, 2024, with the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress and continue to implement our remediation plan as follows:

•Established a taskforce of cross functional senior members of the Company’s leadership to manage deficiency remediation. The taskforce is composed of internal resources and external advisors with expertise in designing and implementing internal controls. Our remediation plan includes the development of actions plans for individual control deficiencies.
•Outsourced our internal audit department to a third-party service firm and transitioned our former internal audit department to our business process improvement function. The business process improvement function is assisting in the design and implementation of controls along with the development and execution of the remediation action plans.
•Established regular meetings between senior management and members of the Audit Committee to discuss and report on remediation progress and objectives. Additionally, progress updates are regularly provided to the Board of Directors.
•Trainings have been and will continue to be conducted with control owners and performers on various topics including, but not limited to:
–user access review completion;
–review and conclusions around Systems and Organization Control I (“SOC1”) reports;
–software used in accounting;
–validation of the system generated data used in the execution of a control;
–account reconciliation formats and required support;
–journal entry review and support; and
–maintaining evidence of control support.
•Assessed the competency and quantity of accounting personnel to determine the appropriate composition and expertise. As a result, we hired additional competent and qualified technical accounting and financial reporting personnel with appropriate knowledge and experience of U.S. GAAP and SEC financial reporting requirements. We have also hired subject matter experts with knowledge and experience with lease accounting. We are taking steps to ensure that the leaders in the accounting department have the appropriate knowledge and experience to design, execute and/or provide appropriate oversight of activities related to ICFR. We will continue to assess our personnel needs.
•Hired and will continue to hire additional personnel with the knowledge and experience to identify and account for non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions, as well as execute and/or provide appropriate oversight of activities related to ICFR. Since the end of 2021, 15 additional personnel have been added to the accounting, financial reporting and business process teams.
•Enhanced our communications to employees on our internal control environment and related expectations. We continue to take steps to ensure personnel both existing and newly hired are adequately trained with the appropriate level of knowledge and understanding of ICFR and its importance.
•Commenced and continue to update our policies and procedures to establish and maintain effective segregation of duties for our accounting staff in relation to journal entries, reconciliations and other applicable processes. To supplement existing procedures, management plans to utilize account reconciliation software tools which are expected to increase the reliability around the monthly financial statement close procedures.
•Designed and implemented formal processes, policies and procedures to support our financial close process, including but not limited to:
–formalized procedures over the review of our financial statements;
–implemented period-end closing task checklists; and
–standardized reconciliation process.
Management will continue to evaluate and refine its financial statement close process. The processes, policies and procedures to support our financial close process will need to operate for a period of time and be tested for operating effectiveness.
•Designed and implemented policies and procedures for accounting for equity-based compensation awards, which include:
–Engaged a third-party service provider to administer and disburse awards to award recipients.
–Established procedures to evaluate equity-based compensation awards to ensure that the awards have the appropriate accounting classification under U.S. GAAP including the determination of the fair value of such awards.
•Enhanced the design of the control activities over the review of our consolidated balance sheet and statement of cash flows to help ensure that the classification of operating and investing activities is appropriately presented in the statement of cash flows.
•Designed and implemented policies and procedures, including but not limited to:
–lease accounting;
–revenue recognition;
–goodwill and other long-lived assets;
–fixed assets and software capitalization;
–merchandise warranties; and
–income taxes.
•Enhanced company policies related to review of significant contracts prior to execution for critical accounting terms.
•Engaged third-party consultants to assist senior management with the evaluation of our technology platforms and the potential providers for replacement technology platforms to redesign and strengthen the IT general control environment.
•Assessed and continue to evaluate the IT function to ensure that it is adequately staffed with personnel with the appropriate knowledge and competency of ICFR needed for an effective IT general control environment.
•Continued to enhance the design and operation of user access control activities and procedures to help ensure access to IT applications and data is adequately restricted to appropriate personnel, including the implementation of user and privileged access reviews, password policy enforcement and user provisioning and deprovisioning.
•Commenced designing and implementing additional program change management policies and procedures, control activities, and tools to help ensure that changes affecting key financial systems related to IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately.
•Designed and implemented a formal systems development lifecycle methodology and related program development controls to help ensure that significant IT change events are appropriately tested and approved. These controls will need to operate for a period of time and be tested for operating effectiveness.
•Enhancing the design and operation of control activities and procedures within the computer operations domain to help ensure that key batch jobs and interfaces are monitored, processing failures are adequately resolved, and recovery capability is tested.
•Enhancing data backup procedures to help ensure that systems are adequately backed up and maintained and recovery of data from backups is tested.
•Commenced identifying and evaluating key IT dependencies including key reports, automated application controls, interfaces and end user computer operations.
•Commenced hiring additional personnel to enhance the segregation of duties in the IT department, particularly as it relates to the segregation of activities between IT development and IT operations.
•We are in the early stages of a company-wide initiative to modernize the Company’s IT infrastructure to be capable of automating many of our manual financial reporting processes, enhancing our information technology control environment and mitigating the underlying internal control gaps and limitations that cannot be remediated within current systems.

Although we have developed and will continue to evaluate our plan, we are in the process of implementing internal controls to remediate the material weaknesses and believe, based on our evaluation to date, that the material weaknesses will be remediated as soon as is practicable, we cannot project a specific timeline on when the plan will be fully implemented. The material weaknesses will not be remediated until the necessary internal controls have been designed, implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements. Moreover, we cannot provide assurance that we will not identify additional material weaknesses in our ICFR in the future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare our consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
All information required to be reported under this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders. Except for the information included below, all information required under this item is incorporated in this item by reference.
Below is detailed biographical information and ages, as of February 26, 2025 for each of our directors and executive officers and a summary of their qualifications and skills.

Class I Directors
Albert Adams	Age: 74	Director Since 2021
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

Stuart Burgdoerfer	Age: 61	Director Since 2024
Stuart Burgdoerfer has served as a member of our Board since June 2024. Mr. Burgdoerfer currently serves on the board of directors of The Progressive Corporation as chair of its Audit Committee and a member of its Technology Committee. Prior to his retirement, he was the Executive Vice President and Chief Financial Officer of L Brands, Inc. from April 2007 through August 2021, and served from May 2020 through February 2021 as Interim Chief Executive Officer of L Brand’s subsidiary Victoria’s Secret (VS NewCo). Mr. Burgdoerfer’s experience includes work as a CPA at Deloitte, as a management consultant and in financial leadership roles at PepsiCo/YUM Brands subsidiary Pizza Hut, and as a Senior Vice President of Finance at The Home Depot. Mr. Burgdoerfer also served as a member of the board of Galyan’s Trading Company, which shares were listed on NASDAQ until the Company was acquired by Dick’s Sporting Goods in 2004, and the Spelman College Board of Trustees.

We believe Mr. Burgdoerfer is qualified to serve on our board of directors because his substantial experience in leadership roles as a financial professional and senior executive enhances the board’s financial expertise.

John Kyees	Age: 78	Director Since 2021
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

John M. Roth	Age: 66	Director Since 2021
John M. Roth has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Roth joined Freeman Spogli in 1988 and has been a partner since 1993. Mr. Roth previously served as a director of Floor & Decor Holdings, Inc. from November 2010 to December 2020 and El Pollo Loco Holdings, Inc. from 2007 to August 2023.

We believe Mr. Roth is qualified to serve on our Board of Directors because of his extensive experience as a Board member of numerous retail and consumer businesses and his experience and insights into strategic expansion opportunities, capital markets, and capitalization strategies.

Class II Directors
Andrea Hyde	Age: 60	Director Since 2021
Andrea Hyde has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2018. Ms. Hyde is the founder and President of Hyde & Chic Inc., a business growth strategy consulting firm, and has been a director of Awake Chocolate since 2022. Prior to founding Hyde & Chic Inc. in January 2018, Ms. Hyde was Chief Executive Officer of Draper James from 2014 to 2017. Prior to her role at Draper James, Ms. Hyde held the positions of President of Burch Creative Capital and President & Chief Executive Officer of French Connection USA. Ms. Hyde held senior management positions at Kenneth Cole and The Gap, where she oversaw the marketing departments and was part of the initial concept and development team for Old Navy. Early in her career she worked for Estee Lauder and Calvin Klein.

We believe Ms. Hyde is qualified to serve on our Board of Directors because of her extensive experience in leadership management, marketing, and branding lifestyle retail concepts and her knowledge of building out omni-channel platforms.

Rick Doody	Age: 66	Director Since 2021
Rick Doody has served as a member of our Board since 2021 and served as a member of the Board of Directors of Arhaus, LLC since January 2014. Mr. Doody was the chair and founder of Bravo/Brio Restaurant Group (BBRG) and served as CEO and then its chairman from 1992 until it was sold in 2018. Mr. Doody owns six restaurant concepts in the Cleveland area: Cedar Creek Grille, 17 River Grille, Lindey’s Lake House, Jojo’s Bar and Bar Italia (2). Mr. Doody is a member of the World Presidents’ Organization (WPO) and serves on the boards of Lindey’s, Stella Maris Rehabilitation Center, and the Boys and Girls Club of Cleveland.

We believe Mr. Doody is qualified to serve on our Board of Directors because of his substantial management, operational, and entrepreneurial experience related to restaurant concepts and site selection.

Alexis DePree	Age: 46	Director Since 2023
Alexis DePree has served as a member of our Board since March 2023. Ms. DePree has served as Chief Operating Officer of Nordstrom, Inc. since May 2024. Prior to that, Ms.DePree served as Chief Supply Chain Officer of Nordstrom since January 2020. Ms. DePree previously served as Vice President of Americas Sort Centers at Amazon.com, Inc. from 2018 to 2020, and as Amazon’s Vice President of Global Supply Chain Operations from 2016 to 2018. From 2007 to 2016, she held executive positions with increasing responsibility at Target Corporation, prior to which she was employed at Dell Technologies Inc. in various leadership positions from 2001 to 2005.

We believe Ms. DePree is qualified to serve on our Board of Directors because of her significant supply chain experience in the retail industry.

Class III Directors
John Reed	Age: 70	Chairman and Director Since 2021
John Reed has served as a member of our Board since July 2021. He co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC as Chairman since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and since February 2017 through the reorganization into Arhaus, Inc.

We believe Mr. Reed is qualified to serve on our Board of Directors because of, among other things, his extensive knowledge and experience with the business and his role as our Founder and Chief Executive Officer.

Bill Beargie	Age: 68	Director Since 2021
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

Gary Lewis	Age: 66	Director Since 2021
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

Executive Officers
John Reed	Age: 70	Chief Executive Officer Since 2021
John Reed co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and since February 2017 through present, through the transition into Arhaus, Inc.

Jennifer Porter	Age: 43	Chief Marketing and eCommerce Officer Since 2021
Jennifer Porter has served as our Chief Marketing and eCommerce Officer since 2021 and served in the same role with Arhaus, LLC since September 2019. Ms. Porter previously served as Head of Marketing at Anthropologie from 2018 to 2019. Prior to that, Ms. Porter served in various marketing roles such as Head of Marketing, Director of Global Marketing, and Director of International Marketing at Forever 21 from 2014 to 2018.

Kathy Veltri	Age: 63	Chief Retail Officer Since 2021
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

Venkat Nachiappan	Age: 49	Chief Information Officer Since 2021
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

Lisa Chi	Age: 50	Chief Merchandising Officer Since 2021
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

Item 11. Executive Compensation
All information required to be reported under this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information required to be reported under this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information required to be reported under this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 14. Principal Accountant Fees and Services
All information required to be reported under this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm (PCAOB ID: 238) on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Statements of Cash Flows for the years December 31, 2024, December 31, 2023 and December 31, 2022
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules
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

10.16
Second Amendment to Credit Agreement, dated as of August 30, 2024, among Arhaus, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender.
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.

10.17	Consulting Agreement, dated November 29, 2023, among Arhaus, LLC and Gary Lewis dba Gary Lewis & Associates.	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

19.1	Insider Trading Policy	Filed herewith.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24.1	Power of Attorney.	Included on signature page of this Annual Report on Form 10-K.

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Compensation Recovery Policy	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
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

ARHAUS, INC.
Date: February 26, 2025	By:	/s/ John Reed
	Name:	John Reed
	Title:	Chief Executive Officer
POWER OF ATTORNEY
Each of the undersigned officers and directors of Arhaus, Inc. hereby constitutes and appoints John Reed and Christian Sedor, and each of them any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Reed	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
John Reed

/s/ Christian Sedor	Chief Accounting Officer (Acting Principal Financial Officer; Principal Accounting Officer)	February 26, 2025
Christian Sedor

/s/ Albert Adams	Director	February 26, 2025
Albert Adams

/s/ Bill Beargie	Director	February 26, 2025
Bill Beargie

/s/ Rick Doody	Director	February 26, 2025
Rick Doody

/s/ Andrea Hyde	Director	February 26, 2025
Andrea Hyde

/s/ John Kyees	Director	February 26, 2025
John Kyees

/s/ Gary Lewis	Director	February 26, 2025
Gary Lewis

/s/ John M. Roth	Director	February 26, 2025
John M. Roth

/s/ Alexis DePree	Director	February 26, 2025
Alexis DePree

/s/ Stuart Burgdoerfer	Director	February 26, 2025
Stuart Burgdoerfer