Form 10-Q
period 2025-03-31
Arhaus, Inc.
filed 2025-05-08
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2025 the registrant had 53,818,122 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$214,394	$197,511
Restricted cash	3,520	3,418
Accounts receivable, net	1,050	1,252
Merchandise inventory, net	301,403	297,010
Prepaid and other current assets	32,391	31,852
Total current assets	552,758	531,043
Operating right-of-use assets	345,661	322,302
Financing right-of-use assets	34,608	36,105
Property, furniture and equipment, net	297,538	282,520
Deferred tax assets	21,449	21,091
Goodwill	10,961	10,961
Other noncurrent assets	1,967	2,294
Total assets	$1,264,942	$1,206,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,709	$68,621
Accrued taxes	10,835	10,480
Accrued wages	14,221	11,538
Accrued other expenses	39,832	47,668
Client deposits	263,206	220,873
Current portion of operating lease liabilities	48,916	42,247
Current portion of financing lease liabilities	600	1,024
Total current liabilities	437,319	402,451
Operating lease liabilities, long-term	422,848	402,916
Financing lease liabilities, long-term	52,550	53,312
Other long-term liabilities	3,397	3,892
Total liabilities	$916,114	$862,571
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 54,265,837 shares issued and 53,783,985 outstanding as of March 31, 2025; 53,788,036 shares issued and 53,514,062 outstanding as of December 31, 2024)	54	53
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of March 31, 2025; 87,115,600 shares issued and outstanding as of December 31, 2024)	87	87
Retained earnings	147,840	142,898
Additional paid-in capital	200,847	200,707
Total stockholders’ equity	348,828	343,745
Total liabilities and stockholders’ equity	$1,264,942	$1,206,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Three months ended
	March 31,
	2025	2024
Net revenue	$311,372	$295,162
Cost of goods sold	195,785	180,108
Gross margin	115,587	115,054
Selling, general and administrative expenses	110,058	96,693
Loss on disposal of assets	108	—
Income from operations	$5,421	$18,361
Interest income, net	(573)	(1,432)
Other income	(86)	(122)
Income before taxes	6,080	19,915
Income tax expense	1,198	4,816
Net and comprehensive income	$4,882	$15,099

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	140,361,588	139,816,792
Net and comprehensive income per share, basic	$0.03	$0.11
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,090,633	140,556,031
Net and comprehensive income per share, diluted	$0.03	$0.11
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	4,882	—	4,882
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	478	1	—	—	—	—	—	1,594	1,595
Shares withheld to cover employees’ withholding taxes for equity based compensation	(159)	—	—	—	208	—	—	(1,458)	(1,458)
Dividends declared	—	—	—	—	—	—	60	—	60
Balances as of March 31, 2025	53,608	$54	87,116	$87	482	$—	$147,840	$200,847	$348,828

	Three Months Ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	15,099	—	15,099
Shareholder capital contribution	—	—	—	—	—	—	—	11	11
Equity based compensation	129	1	—	—	—	—	—	2,023	2,024
Shares withheld to cover employees’ withholding taxes for equity based compensation	(37)	—	—	—	37	—	—	(540)	(540)
Dividends declared	—	—	—	—	—	—	(71,185)	—	(71,185)
Balances as of March 31, 2024	52,761	$53	87,116	$87	121	$—	$89,206	$196,301	$285,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$4,882	$15,099
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,362	8,603
Amortization of operating lease right-of-use asset	10,046	8,738
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	6,902	6,233
Equity based compensation	1,595	2,024
Deferred tax assets	(358)	174
Amortization of cloud computing arrangements	413	310
Loss on disposal of property, furniture and equipment	108	—
Amortization and write-off of lease incentives	—	(80)
Changes in operating assets and liabilities
Accounts receivable	202	589
Merchandise inventory	(4,393)	(14,118)
Prepaid and other assets	(380)	(5,758)
Other noncurrent liabilities	(377)	18
Accounts payable	(8,685)	(4,819)
Accrued expenses	(3,209)	(5,092)
Operating lease liabilities	(13,926)	(4,207)
Client deposits	42,333	29,114
Net cash provided by operating activities	46,515	36,828
Cash flows from investing activities
Purchases of property, furniture and equipment	(27,621)	(25,932)
Net cash used in investing activities	(27,621)	(25,932)
Cash flows from financing activities
Principal payments under finance leases	(212)	(221)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,458)	(540)
Cash dividend payments	(239)	—
Net cash used in financing activities	(1,909)	(761)
Net increase in cash, cash equivalents and restricted cash	16,985	10,135
Cash, cash equivalents and restricted cash
Beginning of period	200,929	226,305
End of period	$217,914	$236,440

Supplemental disclosure of cash flow information
Interest paid in cash	$1,258	$840
Interest received in cash	1,938	2,871
Income taxes paid in cash	541	991
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	6,648	15,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our merchandise sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 103 Showrooms as of March 31, 2025.
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
The accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, the condensed consolidated statements of comprehensive income and changes in stockholders’ equity for the three months ended March 31, 2025 and March 31, 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and March 31, 2024 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2025, the results of operations and changes in stockholders’ equity and cash flows for the three months ended March 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the three months ended March 31, 2025 and March 31, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Company expects substantially all client deposits as of March 31, 2025 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at March 31, 2025 and December 31, 2024 of $0.5 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the three months ended March 31, 2025 and March 31, 2024, breakage income was minimal.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at March 31, 2025 and December 31, 2024. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the three months ended March 31, 2025, the Company earned $1.9 million in interest income. For the three months ended March 31, 2024, interest income was $2.8 million, which is included within interest income, net on our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $1.1 million and $1.3 million, respectively, at March 31, 2025 and December 31, 2024, net of allowance for expected credit losses of $0.4 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Recently Issued Accounting Standards
New Accounting Standards Recently Adopted
The Company adopted Accounting Standards Updates (“ASU”) 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in our annual financial statements for the year ended December 31, 2024. Our comparative segment disclosure in the interim financial statements in this report has been updated to reflect the new disclosure requirements. Refer to Note 7 — Segment Reporting for disclosures required by this ASU.

Accounting Standards Not Yet Adopted
The following table summarizes accounting pronouncements which we have not yet adopted but will be adopted in upcoming fiscal years. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We believe the adoption will not have a material impact on our accounting policies, financial position or results of operations but could require additional disclosures. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are evaluating the impact ASU 2024-03 will have on our consolidated financial statements and related disclosures. ASU 2025-01 is effective for annual periods beginning after December 15, 2026. We are evaluating the impact ASU 2025-01 will have on our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal Year 2025
ASU 2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal Year 2027
ASU 2025-01	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Fiscal Year 2027
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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Balance as of beginning of period	$7,627	$7,084
Accruals during the period	2,949	3,080
Settlements during the period	(2,905)	(3,136)
Balance as of end of the period(1)	$7,671	$7,028

(1) $4.4 million and $4.0 million were recorded in accrued other expenses at March 31, 2025 and March 31, 2024, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4. Debt
On November 8, 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at March 31, 2024), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million.
On August 30, 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at March 31, 2025). The 2021 Credit Facility expires on November 8, 2026.
At March 31, 2025 and December 31, 2024, we had no borrowings on the 2021 Credit Facility. Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, are recorded in other noncurrent assets on the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.2 million as of March 31, 2025 and $0.2 million as of December 31, 2024.
The Company was in compliance with all applicable debt covenants at March 31, 2025 and December 31, 2024, and expects to remain in compliance over the next 12 months.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating right-of-use assets	$345,661	$322,302
Finance lease assets	Financing right-of-use assets	34,608	36,105
Total leased assets		$380,269	$358,407

Liabilities
Current operating leases	Current portion of operating lease liabilities	$48,916	$42,247
Non-current operating leases	Operating lease liabilities, long-term	422,848	402,916
Total operating lease liabilities		471,764	445,163

Current finance leases	Current portion of financing lease liabilities	600	1,024
Non-current finance leases	Financing lease liabilities, long-term	52,550	53,312
Total finance lease liabilities		53,150	54,336
Total lease liabilities		$524,914	$499,499
The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Lease costs:
Operating lease costs(1)	$16,444	$14,686
Finance lease costs
Amortization of right-of-use assets(1)	602	626
Interest expense on lease liabilities(2)	1,289	1,301
Variable lease costs(3)	12,242	9,488
Short term lease costs(4)	44	18
Total lease costs	$30,621	$26,119

(1) Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of comprehensive income based on our accounting policy.
(2) Included in interest income, net on the condensed consolidated statements of comprehensive income.
(3) Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent that is based on a percentage of retail sales over contractual levels as well as charges associated with common area maintenance, property taxes and insurance. These costs are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of comprehensive income based on our accounting policy.
(4) Represents leases with an initial term of 12 months or less which are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term, excluding expenses relating to leases with a lease term of one month or less.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three months ended
	March 31,
Weighted Average Remaining Lease Term (In Years)	2025	2024
Operating leases	8.73	9.24
Finance leases	20.23	20.66
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

	Three months ended
	March 31,
Weighted Average Discount Rate	2025	2024
Operating leases	6.04%	6.04%
Finance leases	9.67%	9.64%
Future lease liabilities at March 31, 2025 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2025	$60,053	$4,027	$64,080
2026	79,490	5,828	85,318
2027	73,665	5,911	79,576
2028	67,568	5,635	73,203
2029	64,541	5,224	69,765
2030	59,477	5,224	64,701
Thereafter	220,971	99,488	320,459
Total lease payments	625,765	131,337	757,102
Less: Amounts representing interest	(154,001)	(78,187)	(232,188)
Total	$471,764	$53,150	$524,914

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At March 31, 2025, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 8 to 16 years. The aggregate minimum rental payments over the term of the leases of approximately $173.3 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,437	$15,996
Operating cash flows for finance leases	1,217	1,230
Financing cash flows for finance leases	212	221
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,481	$28,751
Finance leases	(986)	—
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	224,452	$18.61
Granted	—	—
Forfeited	(48,628)	18.61
Vested	—	—
Unvested at March 31, 2025	175,824	$18.61

	Three months ended
	March 31,
	2025	2024
Equity based compensation expense - Restricted Stock(1)	$122	$660

(1) Total unrecognized equity based compensation to be recognized in future periods is $1.9 million at March 31, 2025, and will be recognized over a weighted average period of 1.18 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Per the 2021 Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients will vest pro rata over two to four years (depending on the terms of the award) on each anniversary of the grant date, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and canceled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

accrued for awards that ultimately do not vest are forfeited. The RSUs issued to certain members of the Board of Directors will generally vest on the one-year anniversary of the grant date.
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
Activity of the Company’s PSU and RSU awards and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	426,756	$12.37	960,548	$10.50
Granted	—	—	1,350,000	9.08
Forfeited	(40,139)	12.17	(67,025)	9.68
Vested	—	—	(90,017)	9.44
Unvested at March 31, 2025	386,617	$12.39	2,153,506	$9.67

	Three months ended
	March 31,
	2025	2024
Equity based compensation expense - PSUs(1)	$73	$352
Equity based compensation expense - RSUs(2)	$1,400	$1,012

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $1.4 million at March 31, 2025, and will be recognized over a weighted average period of 1.59 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $17.5 million at March 31, 2025, and will be recognized over a weighted average period of 3.07 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Our CODM uses net income to determine the allocation of resources for investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Net income is also used as a method for

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

planning and forecasting overall expected performance and for evaluating, on a quarterly and annual basis, actual results against such expectations.
Asset information is reported on the consolidated balance sheets as total assets. However, asset information is not used for purposes of making decisions, assessing financial performance or allocating resources.
Refer to the consolidated statements of cash flow for property, furniture and equipment expenditures, related depreciation and amortization and other significant noncash items.
The following table shows revenue by merchandise sales channel and significant segment expenses (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Retail	$255,453	$243,255
eCommerce	55,919	51,907
Total net revenue	$311,372	$295,162
Less significant costs and expenses:
Cost of goods sold	195,785	180,108
Corporate and administrative expenses(1)	54,609	48,902
Selling expenses	44,392	38,219
Marketing expenses	11,057	9,572
Loss on disposal of assets	108	—
Interest income, net	(573)	(1,432)
Other income	(86)	(122)
Income before taxes	6,080	19,915
Income tax expense	1,198	4,816
Net and comprehensive income	$4,882	$15,099

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2025	2024
Numerator
Net and comprehensive income	$4,882	$15,099

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	140,361,588	139,816,792
Effect of dilutive restricted stock (1) (2)	729,045	739,239
Weighted-average number of common shares outstanding, diluted	141,090,633	140,556,031

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.03	$0.11
Net and comprehensive income per share, diluted	$0.03	$0.11

(1) During the three months ended March 31, 2025, 410,380 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended March 31, 2024, 412,487 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the three months ended March 31, 2025, 386,617 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the three months ended March 31, 2024, 540,335 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2025 and December 31, 2024, the Company has accrued legal costs of $6.5 million and $6.1 million, respectively, that are included within accrued other expenses in our condensed consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of March 31, 2025 and December 31, 2024, we recorded liabilities of $0.5 million and $0.7 million, respectively, in accrued other expenses on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “Record Date”). The Company paid out $0.2 million of the aforementioned special cash dividend on its Class A common stock related to equity awards that vested during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, dividends payable of $0.3 million and $0.5 million, respectively, are included within accrued other expenses and $0.1 million and $0.2 million, respectively, are included within other long-term liabilities on our condensed consolidated balance sheet. The remaining dividends payable balance recorded on our condensed consolidated balance sheet relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the Record Date.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $0.4 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term is 15 years with no lease renewal options. The monthly rental payments are $20 thousand. Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $1.0 million and $1.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Other transactions
The accounts payable due to related parties for state and federal income tax refunds were $0.2 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively, and are included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income tax expenses were $1.2 million and $4.8 million in the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rate was 19.7% and 24.2% for the three months ended March 31, 2025 and March 31, 2024, respectively.
As of March 31, 2025, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2020 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of March 31, 2025, the Company was not under examination by the Internal Revenue Service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (“Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2024. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The following discussion contains references to the three months ended March 31, 2025 and March 31, 2024, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the three months ended March 31, 2025 and March 31, 2024, respectively.
Overview
Arhaus is a growing lifestyle brand and premium retailer in the U.S. home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, outdoor, lighting, textiles and décor. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and vendors with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.

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
As of March 31, 2025, we operated 103 Showrooms, 91 with in-home interior designers. At December 31, 2024, we operated 103 Showrooms, 89 with in-home interior designers.

	March 31, 2025	December 31, 2024
Traditional Showrooms	87	85
Design Studios	9	11
Outlets	7	7
Total Showroom locations	103	103
Total square footage (in thousands)	1,711	1,676
For the three months ended March 31, 2025, we generated $311.4 million of net revenue, $115.6 million of gross margin and $4.9 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Three months ended
	March 31,
	2025	2024
Net and comprehensive income	$4,882	$15,099
Interest income, net	(573)	(1,432)
Income tax expense	1,198	4,816
Depreciation and amortization	11,362	8,603
EBITDA	16,869	27,086
Equity based compensation	1,595	2,024
Other expenses (1)	108	—
Adjusted EBITDA	$18,572	$29,110

(1)Other expenses represent costs and investments not indicative of ongoing business performance, such as loss on disposal of assets.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2024 to March 31, 2025 is summarized in the following table:

	March 31, 2025	December 31, 2024
Showrooms open at beginning of period	103	92
Showrooms opened (1)	5	16
Showrooms closed for relocations	(4)	(5)
Showrooms closed permanently	(1)	—
Showrooms open at end of period	103	103

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.

Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Three months ended
	March 31,
	2025	2024
Net revenue	$311,372	$295,162
Cost of goods sold	195,785	180,108
Gross margin	115,587	115,054
Selling, general and administrative expenses	110,058	96,693
Loss on disposal of assets	108	—
Income from operations	$5,421	$18,361
Interest income, net	(573)	(1,432)
Other income	(86)	(122)
Income before taxes	6,080	19,915
Income tax expense	1,198	4,816
Net and comprehensive income	$4,882	$15,099
Other Operational Data (dollars in thousands):

	Three months ended
	March 31,
	2025	2024
Net revenue	$311,372	$295,162
Comparable growth	(1.5)%	(9.5)%
Demand comparable growth	4.1%	1.3%
Gross margin as a % of net revenue	37.1%	39.0%
Selling, general and administrative expenses as a % of net revenue	35.3%	32.8%
Income from operations as a % of net revenue	1.7%	6.2%
Net and comprehensive income	$4,882	$15,099
Net and comprehensive income as a % of net revenue	1.6%	5.1%
Adjusted EBITDA(1)	$18,572	$29,110
Adjusted EBITDA as a % of net revenue	6.0%	9.9%
Total Showrooms at end of period	103	92

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the three months ended March 31, 2025 and March 31, 2024
Net Revenue
Net revenue increased $16.2 million, or 5.5%, to $311.4 million in the three months ended March 31, 2025 compared to $295.2 million in the three months ended March 31, 2024. The increase was driven primarily by increased demand for our products in both Showrooms and eCommerce sales channels.
Gross Margin
Gross margin increased $0.5 million, or 0.4%, to $115.6 million in the three months ended March 31, 2025 compared to $115.1 million in the three months ended March 31, 2024. The increase was primarily due to higher net revenue, partially offset by increased product costs of $7.1 million, higher Showroom occupancy costs of $5.2 million and higher delivery and transportation costs of $1.7 million.
As a percentage of net revenue, gross margin decreased 190 basis points to 37.1% of net revenue in the three months ended March 31, 2025 compared to 39.0% of net revenue in the three months ended March 31, 2024. The gross margin decrease as a percentage of net revenue was primarily driven by higher Showroom occupancy costs, which increased 120 basis points, and a product margin decrease of 40 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $13.4 million, or 13.9%, to $110.1 million in the three months ended March 31, 2025 compared to $96.7 million in the three months ended March 31, 2024. The increase in SG&A expenses was primarily due to a $7.2 million increase in general and administrative costs primarily related to warehouse expenses, marketing investments, and strategic investments to support and drive the growth of the business, including supply chain and technology improvements, in addition to a $6.2 million increase in selling expenses primarily related to new Showrooms.
As a percentage of net revenue, SG&A expenses increased 250 basis points to 35.3% of net revenue in the three months ended March 31, 2025 compared to 32.8% of net revenue in the three months ended March 31, 2024.
Interest Income, net
Interest income, net decreased to $0.6 million in the three months ended March 31, 2025 compared to $1.4 million in the three months ended March 31, 2024.
Income Taxes
Income taxes were $1.2 million in the three months ended March 31, 2025 compared to $4.8 million in the three months ended March 31, 2024. Our effective tax rate was 19.7% and 24.2% for the three months ended March 31, 2025 and March 31, 2024, respectively.
Net and Comprehensive Income
Net and comprehensive income decreased $10.2 million to $4.9 million in the three months ended March 31, 2025 compared to $15.1 million in the three months ended March 31, 2024. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, Showroom rent, marketing catalogs and capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of March 31, 2025, we had cash and cash equivalents of $214.4 million.
For the three months ended March 31, 2025, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of March 31, 2025, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid out $0.2 million of the aforementioned special cash dividend on its Class A common stock related to equity awards that vested during the three months ended March 31, 2025.

Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at March 31, 2024), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
On December 9, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million.
On August 30, 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at March 31, 2025). The 2021 Credit Facility expires on November 8, 2026. At March 31, 2025, we had no borrowings on the 2021 Credit Facility. Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Net cash provided by operating activities	$46,515	$36,828
Net cash used in investing activities	(27,621)	(25,932)
Net cash used in financing activities	(1,909)	(761)
Net increase in cash, cash equivalents and restricted cash	$16,985	$10,135
Net cash provided by operating activities
Comparison of the three months ended March 31, 2025 and March 31, 2024
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the three months ended March 31, 2025, net cash provided by operating activities was $46.5 million and consisted of net income of $4.9 million, an increase of non-cash items of $30.1 million and an increase in working capital and other activities of $11.5 million. The change in working capital was primarily driven by an increase in client deposits of $42.3 million, which was partially offset by a decrease in operating lease liabilities of $13.9 million primarily due to payments made under the related lease agreements, a decrease in accounts payable of $8.7 million, an increase in merchandise inventory of $4.4 million and a decrease in accrued expenses of $3.2 million in the three months ended March 31, 2025.
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

Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, vehicles, information technology and systems infrastructure, as well as supply chain investments.
Comparison of the three months ended March 31, 2025 and March 31, 2024
For the three months ended March 31, 2025, net cash used in investing activities was $27.6 million primarily due to investments in Showrooms, vehicles and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Net cash used in investing activities	$27,621	$25,932
Less: Landlord contributions	5,473	13,004
Total capital expenditures, net of landlord contributions	$22,148	$12,928
Total capital expenditures, net of landlord contributions increased by $9.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
We anticipate our total capital expenditures, net of landlord contributions to be between $90 million and $110 million in fiscal year 2025, primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the three months ended March 31, 2025 and March 31, 2024
For the three months ended March 31, 2025, net cash used in financing activities was $1.9 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.

For the three months ended March 31, 2024, net cash used in financing activities was $0.8 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the three months ended March 31, 2025 and March 31, 2024, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility and as of March 31, 2025, we have not drawn upon the 2021 Credit Facility. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Acting Principal Financial Officer (“Acting PFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2025. Based upon that evaluation as of March 31, 2025, our CEO and Acting PFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Despite these material weaknesses, our CEO and Acting PFO concluded the financial statements were prepared in accordance with U.S. GAAP.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified four material weaknesses in our ICFR.
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
In preparation of the December 31, 2023 consolidated financial statements and in preparation of the March 31, 2024 condensed consolidated financial statements, these material weaknesses resulted in restatements as of and for the interim period ended September 30, 2023 and revisions as of and for the annual periods ended December 31, 2023, 2022 and 2021, and as of and for the interim periods ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, principally related to prepaid and other current assets, property, furniture and equipment, net and operating lease liabilities, which resulted in misclassifications in the balance sheets and statements of cash flows and the timely recording of liabilities, operating right-of-use assets and operating lease liabilities. There were also immaterial misstatements. Additionally, each of the material weaknesses could result in misstatements to substantially all of our accounts or disclosures, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
Remediation Activities
As of March 31, 2025, with the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress and continue to implement our remediation plan as follows:
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
•Hired and will continue to hire additional personnel with the knowledge and experience to identify and account for non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions, as well as execute and/or provide appropriate oversight of activities related to ICFR. Since the end of 2021, significant additional personnel have been added to the accounting, financial reporting and business process teams.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as discussed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
All of our products imported into the United States are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, the U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. Since the beginning of 2025, the U.S. has announced several different measures regarding tariffs. As the implementation of tariffs is ongoing, more tariffs may be added in the future. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing with respect to tariffs on imports from various countries, including China, Canada and Mexico. These tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our clients or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended March 31, 2025. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of performance stock units and restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
January 2025	—	$—	—	$—
February 2025	—	—	—	—
March 2025	159,250	9.15	—	—
Total	159,250	$9.15	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
On March 14 2025, John Reed, director and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000,000 shares of the Company’s Class A common stock beginning June 16, 2025. The arrangement’s expiration date is February 11, 2026.
On March 14, 2025, certain Reed family trusts, of which directors Albert Adams and William Beargie are trustees, also adopted a 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000,000 additional shares of the Company’s Class A common stock beginning June 16, 2025. The arrangement’s expiration date is also February 11, 2026.
On March 5, 2025, Venkatachalam Nachiappan, former Chief Information Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of the Company’s Class A common stock beginning June 13, 2025. The arrangement’s expiration date is June 12, 2026.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1#	Employment Letter (Allison Sutley).	Filed herewith

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#    Indicates management contract.
*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2025.

ARHAUS, INC.

By:	/s/ John Reed
Name:	John Reed
Title:	Chief Executive Officer

By:	/s/ Christian Sedor
Name:	Christian Sedor
Title:	Chief Accounting Officer