Form 10-Q
period 2025-06-30
Arhaus, Inc.
filed 2025-08-07
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2025 the registrant had 53,859,215 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$234,797	$197,511
Restricted cash	3,622	3,418
Accounts receivable, net	970	1,252
Merchandise inventory, net	311,117	297,010
Prepaid and other current assets	27,063	31,852
Total current assets	577,569	531,043
Operating right-of-use assets	367,524	322,302
Financing right-of-use assets	34,208	36,105
Property, furniture and equipment, net	303,425	282,520
Deferred tax assets	22,620	21,091
Goodwill	10,961	10,961
Other noncurrent assets	2,069	2,294
Total assets	$1,318,376	$1,206,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,542	$68,621
Accrued taxes	15,602	10,480
Accrued wages	16,413	11,538
Accrued other expenses	43,353	47,668
Client deposits	233,070	220,873
Current portion of operating lease liabilities	55,096	42,247
Current portion of financing lease liabilities	647	1,024
Total current liabilities	434,723	402,451
Operating lease liabilities, long-term	441,945	402,916
Financing lease liabilities, long-term	52,590	53,312
Other long-term liabilities	3,505	3,892
Total liabilities	$932,763	$862,571
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 54,400,128 shares issued and 53,859,215 outstanding as of June 30, 2025; 53,788,036 shares issued and 53,514,062 outstanding as of December 31, 2024)	54	53
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of June 30, 2025; 87,115,600 shares issued and outstanding as of December 31, 2024)	87	87
Retained earnings	183,047	142,898
Additional paid-in capital	202,425	200,707
Total stockholders’ equity	385,613	343,745
Total liabilities and stockholders’ equity	$1,318,376	$1,206,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$669,807	$604,963	$358,435	$309,801
Cost of goods sold	405,993	365,537	210,208	185,429
Gross margin	263,814	239,426	148,227	124,372
Selling, general and administrative expenses	211,520	191,684	101,462	94,991
Loss on disposal of assets	108	—	—	—
Income from operations	$52,186	$47,742	$46,765	$29,381
Interest income, net	(1,317)	(2,038)	(744)	(606)
Other income	(236)	(197)	(150)	(75)
Income before taxes	53,739	49,977	47,659	30,062
Income tax expense	13,791	12,644	12,593	7,828
Net and comprehensive income	$39,948	$37,333	$35,066	$22,234

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	140,536,663	139,901,319	140,709,814	139,985,846
Net and comprehensive income per share, basic	$0.28	$0.27	$0.25	$0.16
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,126,879	140,736,096	141,162,310	140,916,161
Net and comprehensive income per share, diluted	$0.28	$0.27	$0.25	$0.16
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Six months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	39,948	—	39,948
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	684	1	—	—	—	—	—	3,389	3,390
Shares withheld to cover employees’ withholding taxes for equity based compensation	(186)	—	—	—	267	—	—	(1,675)	(1,675)
Dividends declared	—	—	—	—	—	—	201	—	201
Balances as of June 30, 2025	53,787	$54	87,116	$87	541	$—	$183,047	$202,425	$385,613

	Six months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	37,333	—	37,333
Shareholder capital contribution	—	—	—	—	—	—	—	17	17
Equity based compensation	362	1	—	—	—	—	—	3,350	3,351
Shares withheld to cover employees’ withholding taxes for equity based compensation	(37)	—	—	—	37	—	—	(548)	(548)
Dividends declared	—	—	—	—	—	—	(71,081)	—	(71,081)
Balances as of June 30, 2024	52,994	$53	87,116	$87	121	$—	$111,544	$197,626	$309,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of March 31, 2025	53,608	$54	87,116	$87	482	$—	$147,840	$200,847	$348,828
Net income	—	—	—	—	—	—	35,066	—	35,066
Shareholder capital contribution	—	—	—	—	—	—	—	—	—
Equity based compensation	206	—	—	—	—	—	—	1,795	1,795
Shares withheld to cover employees' withholding taxes for equity based compensation	(27)	—	—	—	59	—	—	(217)	(217)
Dividends declared	—	—	—	—	—	—	141	—	141
Balances as of June 30, 2025	53,787	$54	87,116	$87	541	$—	$183,047	$202,425	$385,613

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of March 31, 2024	52,761	$53	87,116	$87	121	$—	$89,206	$196,301	$285,647
Net income	—	—	—	—	—	—	22,234	—	22,234
Shareholder capital contribution	—	—	—	—	—	—	—	6	6
Equity based compensation	233	—	—	—	—	—	—	1,327	1,327
Shares withheld to cover employees' withholding taxes for equity based compensation	—	—	—	—	—	—	—	(8)	(8)
Dividends declared	—	—	—	—	—	—	104	—	104
Balances as of June 30, 2024	52,994	$53	87,116	$87	121	$—	$111,544	$197,626	$309,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$39,948	$37,333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,959	17,709
Amortization of operating lease right-of-use asset	20,335	17,942
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	14,156	13,008
Equity based compensation	3,390	3,351
Deferred tax assets	(1,529)	4,870
Amortization of cloud computing arrangements	853	762
Loss on disposal of property, furniture and equipment	108	—
Amortization and write-off of lease incentives	—	(80)
Changes in operating assets and liabilities
Accounts receivable	282	850
Merchandise inventory	(14,107)	(19,265)
Prepaid and other assets	4,398	(11,545)
Other noncurrent liabilities	(172)	332
Accounts payable	1,816	4,571
Accrued expenses	4,746	(11,254)
Operating lease liabilities	(27,952)	(10,740)
Client deposits	12,197	36,460
Net cash provided by operating activities	81,428	84,304
Cash flows from investing activities
Purchases of property, furniture and equipment	(41,622)	(62,158)
Net cash used in investing activities	(41,622)	(62,158)
Cash flows from financing activities
Principal payments under finance leases	(365)	(448)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,675)	(548)
Cash dividend payments	(276)	(70,056)
Net cash used in financing activities	(2,316)	(71,052)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,490	(48,906)
Cash, cash equivalents and restricted cash
Beginning of period	200,929	226,305
End of period	$238,419	$177,399

Supplemental disclosure of cash flow information
Interest paid in cash	$2,513	$2,143
Interest received in cash	4,040	5,155
Income taxes paid in cash	13,030	15,815
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	7,190	12,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles and décor. Our curated assortments are presented across our merchandise sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 103 Showrooms as of June 30, 2025.
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
The accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, the condensed consolidated statements of comprehensive income and changes in stockholders’ equity for the six and three months ended June 30, 2025 and June 30, 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and June 30, 2024 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2025, the results of operations and changes in stockholders’ equity for the six and three months ended June 30, 2025, and cash flows for the six months ended June 30, 2025. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the six and three months ended June 30, 2025 and June 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Company expects substantially all client deposits as of June 30, 2025 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at June 30, 2025 and December 31, 2024 of $0.5 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at June 30, 2025 and December 31, 2024. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the six and three months ended June 30, 2025, the Company earned $4.0 million and $2.1 million, respectively, in interest income. For the six and three months ended June 30, 2024, interest income was $4.8 million and $2.0 million, respectively, which is included within interest income, net on our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $1.0 million and $1.3 million, respectively, at June 30, 2025 and December 31, 2024, net of allowance for expected credit losses of $0.4 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.

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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance as of beginning of period	$7,627	$7,084	$7,671	$7,028
Accruals during the period	6,811	6,376	3,862	3,296
Settlements during the period	(6,381)	(6,354)	(3,476)	(3,218)
Balance as of end of the period(1)	$8,057	$7,106	$8,057	$7,106

(1) $4.7 million and $4.4 million were recorded in accrued other expenses at June 30, 2025 and December 31, 2024, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Debt
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at June 30, 2024), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
In December 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility was $75.0 million.
In August 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at June 30, 2025). The 2021 Credit Facility expires on November 8, 2026.
In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at June 30, 2025. The Company did not have any outstanding letters of credit at December 31, 2024. At June 30, 2025 and December 31, 2024, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $75.0 million, respectively.

Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, are recorded in other noncurrent assets on the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.3 million as of June 30, 2025 and $0.2 million as of December 31, 2024.
The Company was in compliance with all applicable debt covenants at June 30, 2025 and December 31, 2024, and expects to remain in compliance over the next 12 months.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating right-of-use assets	$367,524	$322,302
Finance lease assets	Financing right-of-use assets	34,208	36,105
Total leased assets		$401,732	$358,407

Liabilities
Current operating leases	Current portion of operating lease liabilities	$55,096	$42,247
Non-current operating leases	Operating lease liabilities, long-term	441,945	402,916
Total operating lease liabilities		497,041	445,163

Current finance leases	Current portion of financing lease liabilities	647	1,024
Non-current finance leases	Financing lease liabilities, long-term	52,590	53,312
Total finance lease liabilities		53,237	54,336
Total lease liabilities		$550,278	$499,499
The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs(1)	$33,430	$30,439	$16,986	$15,753
Finance lease costs
Amortization of right-of-use assets(1)	1,140	1,255	538	629
Interest expense on lease liabilities(2)	2,565	2,601	1,276	1,300
Variable lease costs(3)	23,784	19,562	11,542	10,074
Short term lease costs(4)	88	39	44	21
Total lease costs	$61,007	$53,896	$30,386	$27,777

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

	Six months ended
	June 30,
Weighted Average Remaining Lease Term (In Years)	2025	2024
Operating leases	8.71	9.11
Finance leases	19.98	20.43
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

	Six months ended
	June 30,
Weighted Average Discount Rate	2025	2024
Operating leases	6.05%	6.03%
Finance leases	9.67%	9.64%
Future lease liabilities at June 30, 2025 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2025	$40,599	$2,707	$43,306
2026	83,652	5,873	89,525
2027	77,673	5,956	83,629
2028	71,952	5,657	77,609
2029	69,008	5,234	74,242
2030	64,080	5,228	69,308
Thereafter	242,216	99,506	341,722
Total lease payments	649,180	130,161	779,341
Less: Amounts representing interest	(152,139)	(76,924)	(229,063)
Total	$497,041	$53,237	$550,278

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At June 30, 2025, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 8 to 15 years. The aggregate minimum rental payments over the term of the leases of approximately $225.9 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Six months ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39,215	$32,847
Operating cash flows for finance leases	2,494	2,457
Financing cash flows for finance leases	365	448
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$65,625	$67,691
Finance leases	(844)	185
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	224,452	$18.61
Granted	—	—
Forfeited	(80,260)	18.61
Vested	(72,097)	18.61
Unvested at June 30, 2025	72,095	$18.61

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Equity based compensation expense - Restricted Stock(1)	$225	$1,331	$103	$671

(1) Total unrecognized equity based compensation to be recognized in future periods is $1.2 million at June 30, 2025, and will be recognized over a weighted average period of 0.93 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
The Arhaus, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in November 2021. The 2021 Plan authorizes the Company the ability to grant stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards with respect to our Class A common stock to our employees, officers, consultants, advisors and directors. The maximum number of Class A common stock that may be granted under the 2021 Plan is 11,205,100 shares.
Per the 2021 Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients will vest over two to five years (depending on the terms of the award) on each anniversary of the grant date, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and canceled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

accrued for awards that ultimately do not vest are forfeited. The RSUs issued to certain members of the Board of Directors will generally vest on the one-year anniversary of the grant date. The fair value of RSUs is determined based on the market value of the Company’s Class A common stock on the grant date.
The number of PSUs earned will be based on the Company’s financial performance as measured against pre-established target performance goals over the applicable performance period. For PSUs granted in fiscal years 2022, 2023 and 2024, the performance goals are cumulative demand revenue and cumulative adjusted EBITDA. In April 2025, the Company granted PSUs with the aforementioned performance goals and a new performance goal for relative Total Shareholder Return (“TSR”). The fair value of PSUs is determined based on the market value of the Company’s Class A common stock on the grant date. The fair value of the portion of PSUs related to relative TSR is derived from a Monte Carlo valuation model that estimates fair value as of the grant date. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine the Company’s expected TSR ranking relative to a custom peer group. PSUs will vest as of the end of the applicable performance period subject to the award recipient’s Continuous Service, but will not settle and payout until the number of PSUs earned is determined by the Compensation Committee. The award recipient may earn between 0% and 200% of the PSU target award based on the Company’s achievement of the applicable performance goals, with each goal weighted equally. The Company accounts for forfeitures as they occur.
Activity of the Company’s PSU and RSU awards and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	426,756	$12.37	960,548	$10.50
Granted	548,143	7.87	2,764,711	8.33
Forfeited	(194,950)	10.34	(1,010,517)	8.75
Vested	—	—	(224,308)	13.22
Unvested at June 30, 2025	779,949	$9.72	2,490,434	$8.55

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Equity based compensation expense (benefit) - PSUs(1)	$246	$(286)	$173	$(638)
Equity based compensation expense - RSUs(2)	$2,919	$2,306	$1,519	$1,294

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $4.6 million at June 30, 2025, and will be recognized over a weighted average period of 2.28 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $18.6 million at June 30, 2025, and will be recognized over a weighted average period of 3.07 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
The following table shows revenue by merchandise sales channel and segment expenses (amounts in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Retail	$553,639	$501,336	$298,186	$258,081
eCommerce	116,168	103,627	60,249	51,720
Total net revenue	$669,807	$604,963	$358,435	$309,801
Less costs and expenses(1):
Cost of goods sold	405,993	365,537	210,208	185,429
Corporate and administrative expenses(2)	108,251	95,432	53,642	46,530
Selling expenses	82,344	75,243	37,952	37,024
Marketing expenses	20,925	21,009	9,868	11,437
Loss on disposal of assets	108	—	—	—
Interest income, net	(1,317)	(2,038)	(744)	(606)
Other income	(236)	(197)	(150)	(75)
Income before taxes	53,739	49,977	47,659	30,062
Income tax expense	13,791	12,644	12,593	7,828
Net and comprehensive income	$39,948	$37,333	$35,066	$22,234

(1) Significant costs and expenses include cost of goods sold, corporate and administrative expenses, selling expenses and marketing expenses.
(2) Corporate and administrative expenses primarily include warehouse expenses, equity based compensation costs, information technology, human resources and legal costs, insurance expenses, accounting fees and corporate sustainability costs.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net and comprehensive income	$39,948	$37,333	$35,066	$22,234

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	140,536,663	139,901,319	140,709,814	139,985,846
Effect of dilutive restricted stock (1) (2)	590,216	834,777	452,496	930,315
Weighted-average number of common shares outstanding, diluted	141,126,879	140,736,096	141,162,310	140,916,161

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.28	$0.27	$0.25	$0.16
Net and comprehensive income per share, diluted	$0.28	$0.27	$0.25	$0.16

(1) During the six and three months ended June 30, 2025, 708,491 and 1,006,601 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six and three months ended June 30, 2024, 348,274 and 284,062 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the six and three months ended June 30, 2025, 579,489 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the six and three months ended June 30, 2024, 578,665 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2025 and December 31, 2024, the Company has accrued legal costs of $6.3 million and $6.1 million, respectively, that are included within accrued other expenses in our condensed consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of June 30, 2025 and December 31, 2024, we recorded liabilities of $0.3 million and $0.7 million, respectively, in accrued other expenses on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “Record Date”). The Company paid out $0.3 million of the aforementioned special cash dividend on its Class A common stock related to equity awards that vested during the six months ended June 30, 2025 and $70.1 million on its Class A and Class B common stock to shareholders as of the Record Date during the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, dividends payable of $0.2 million and $0.5 million, respectively, are included within accrued other expenses. Amounts that are included within other long-term liabilities in our condensed consolidated balance sheet are minimal as of June 30, 2025 and $0.2 million as of December 31, 2024. The remaining

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

dividends payable balances recorded on our condensed consolidated balance sheet relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the Record Date.
The Company has entered into an irrevocable standby letter of credit arrangement for purposes of protecting a lessor against default on lease payments. As of June 30, 2025, these lease payments are included in the Company’s condensed consolidated balance sheet within operating lease liabilities. As of June 30, 2025, the Company had a maximum financial exposure from the irrevocable standby letter of credit totaling approximately $5.1 million, all of which is applied to reduce capacity under the Company's revolving credit facility. The Company has no history of default claims, nor is it aware of circumstances that would require it to perform under this credit arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's condensed consolidated financial statements. Accordingly, no liability has been recorded with respect to this credit arrangement as of June 30, 2025.
10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $0.9 million and $0.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Rent expense was $0.5 million and $0.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term was 15 years with no lease renewal options. The monthly rental payments were $20 thousand. In April 2025, the Company amended the lease agreement, effective in October 2025, to extend the lease term to September 2040 with no lease renewal options. The monthly rental payments range from $29 thousand to $39 thousand. Rent expense was $0.2 million and $0.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $1.9 million and $2.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Rent expense was $0.9 million and $1.0 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
Other transactions
The remaining accounts payable due to related parties for state and federal income tax refunds were settled by the Company in June 2025. An accounts payable balance due to related parties of $0.2 million at December 31, 2024 was included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income tax expenses were $13.8 million and $12.6 million in the six months ended June 30, 2025 and June 30, 2024, respectively. Income tax expenses were $12.6 million and $7.8 million in the three months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rate was 25.7% and 25.3% for the six months ended June 30, 2025 and

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024, respectively. The effective tax rate was 26.4% and 26.0% for the three months ended June 30, 2025 and June 30, 2024, respectively.
As of June 30, 2025, no unrecognized tax benefits have been recognized. The Company files income tax returns in the U.S. and various state and local jurisdictions. The tax years after 2020 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of June 30, 2025, the Company was not under examination by the Internal Revenue Service.
On July 4, 2025, the United States enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). H.R. 1 contains a broad range of tax reform provisions affecting businesses. We are evaluating the effects of the legislation on our tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the six and three months ended June 30, 2025 (“Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2024. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
•Risks as a result of constraints in our supply chain or disruptions due to geopolitical events such as acts of war and/or terrorism or other hostilities;
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
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as those included under Item 1A. Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2025. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The following discussion contains references to the six and three months ended June 30, 2025 and June 30, 2024, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the six and three months ended June 30, 2025 and June 30, 2024, respectively.
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
As of June 30, 2025, we operated 103 Showrooms, 93 with in-home interior designers. At December 31, 2024, we operated 103 Showrooms, 89 with in-home interior designers.

	June 30, 2025	December 31, 2024
Traditional Showrooms	87	85
Design Studios	9	11
Outlets	7	7
Total Showroom locations	103	103
Total square footage (in thousands)	1,718	1,676
For the six months ended June 30, 2025, we generated $669.8 million of net revenue, $263.8 million of gross margin and $39.9 million of net and comprehensive income. For the three months ended June 30, 2025, we generated $358.4 million of net revenue, $148.2 million of gross margin and $35.1 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net and comprehensive income	$39,948	$37,333	$35,066	$22,234
Interest income, net	(1,317)	(2,038)	(744)	(606)
Income tax expense	13,791	12,644	12,593	7,828
Depreciation and amortization	22,959	17,709	11,597	9,106
EBITDA	75,381	65,648	58,512	38,562
Equity based compensation	3,390	3,351	1,795	1,327
Other expenses (1)	108	—	—	—
Adjusted EBITDA	$78,879	$68,999	$60,307	$39,889

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
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2024 to June 30, 2025 is summarized in the following table:

	June 30, 2025	December 31, 2024
Showrooms open at beginning of period	103	92
Showrooms opened (1)	7	16
Showrooms closed for relocations	(6)	(5)
Showrooms closed permanently	(1)	—
Showrooms open at end of period	103	103

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.

Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$669,807	$604,963	$358,435	$309,801
Cost of goods sold	405,993	365,537	210,208	185,429
Gross margin	263,814	239,426	148,227	124,372
Selling, general and administrative expenses	211,520	191,684	101,462	94,991
Loss on disposal of assets	108	—	—	—
Income from operations	$52,186	$47,742	$46,765	$29,381
Interest income, net	(1,317)	(2,038)	(744)	(606)
Other income	(236)	(197)	(150)	(75)
Income before taxes	53,739	49,977	47,659	30,062
Income tax expense	13,791	12,644	12,593	7,828
Net and comprehensive income	$39,948	$37,333	$35,066	$22,234
Other Operational Data (dollars in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$669,807	$604,963	$358,435	$309,801
Comparable growth	4.7%	(8.3)%	10.5%	(7.1)%
Demand comparable growth	0.4%	(0.8)%	(3.6)%	(3.0)%
Gross margin as a % of net revenue	39.4%	39.6%	41.4%	40.1%
Selling, general and administrative expenses as a % of net revenue	31.6%	31.7%	28.3%	30.7%
Income from operations as a % of net revenue	7.8%	7.9%	13.0%	9.5%
Net and comprehensive income	$39,948	$37,333	$35,066	$22,234
Net and comprehensive income as a % of net revenue	6.0%	6.2%	9.8%	7.2%
Adjusted EBITDA(1)	$78,879	$68,999	$60,307	$39,889
Adjusted EBITDA as a % of net revenue	11.8%	11.4%	16.8%	12.9%
Total Showrooms at end of period	103	97	103	97

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the six months ended June 30, 2025 and June 30, 2024
Net Revenue
Net revenue increased $64.8 million, or 10.7%, to $669.8 million in the six months ended June 30, 2025 compared to $605.0 million in the six months ended June 30, 2024. The increase was driven primarily by $36.9 million of revenue growth related to new Showrooms opened in 2024 and 2025, with the remainder due to the increased demand for our products.
Gross Margin
Gross margin increased $24.4 million, or 10.2%, to $263.8 million in the six months ended June 30, 2025 compared to $239.4 million in the six months ended June 30, 2024. The increase was primarily driven by higher net revenue, partially offset by increased product costs of $23.1 million, increased Showroom occupancy costs of $8.1 million and higher delivery and transportation costs of $5.8 million.
As a percentage of net revenue, gross margin decreased 20 basis points to 39.4% of net revenue in the six months ended June 30, 2025 compared to 39.6% of net revenue in the six months ended June 30, 2024. The gross margin decrease as a percentage of net revenue was primarily the result of Showroom occupancy costs, which increased 30 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $19.8 million, or 10.3%, to $211.5 million in the six months ended June 30, 2025 compared to $191.7 million in the six months ended June 30, 2024. The increase was due to a $12.7 million increase in general and administrative costs primarily related to corporate expenses, warehouse expenses and strategic investments to support and drive the growth of the business and a $7.1 million increase in selling expenses primarily related to new Showrooms.
As a percentage of net revenue, SG&A expenses decreased 10 basis points to 31.6% of net revenue in the six months ended June 30, 2025 compared to 31.7% of net revenue in the six months ended June 30, 2024.
Interest Income, net
Interest income, net decreased to $1.3 million in the six months ended June 30, 2025 compared to $2.0 million in the six months ended June 30, 2024.
Income Taxes
Income tax expense was $13.8 million in the six months ended June 30, 2025 compared to $12.6 million in the six months ended June 30, 2024. Our effective tax rate was 25.7% and 25.3% for the six months ended June 30, 2025 and June 30, 2024, respectively.
Net and Comprehensive Income
Net and comprehensive income increased $2.6 million to $39.9 million in the six months ended June 30, 2025 compared to $37.3 million in the six months ended June 30, 2024. The increase was driven by the factors described above.
Comparison of the three months ended June 30, 2025 and June 30, 2024
Net Revenue
Net revenue increased $48.6 million, or 15.7%, to $358.4 million in the three months ended June 30, 2025 compared to $309.8 million in the three months ended June 30, 2024. The increase was driven primarily by increased demand for our products and $19.8 million of revenue growth related to new Showrooms opened in 2024 and 2025.
Gross Margin
Gross margin increased $23.8 million, or 19.1%, to $148.2 million in the three months ended June 30, 2025 compared to $124.4 million in the three months ended June 30, 2024. The increase was primarily due to higher net revenue, partially offset by increased product costs of $16.0 million, higher delivery and transportation costs of $4.1 million and higher Showroom occupancy costs of $2.9 million.
As a percentage of net revenue, gross margin increased 130 basis points to 41.4% of net revenue in the three months ended June 30, 2025 compared to 40.1% of net revenue in the three months ended June 30, 2024. The gross margin increase as a percentage of net revenue was primarily driven by Showroom occupancy costs, which decreased 50 basis points, a product margin increase of 30 basis points and delivery and transportation costs, which decreased 30 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $6.5 million, or 6.8%, to $101.5 million in the three months ended June 30, 2025 compared to $95.0 million in the three months ended June 30, 2024. The increase was primarily due to a $5.5 million increase in general and administrative costs primarily related to corporate expenses, warehouse expenses and strategic investments to support and drive the growth of the business.

As a percentage of net revenue, SG&A expenses decreased 240 basis points to 28.3% of net revenue in the three months ended June 30, 2025 compared to 30.7% of net revenue in the three months ended June 30, 2024.
Interest Income, net
Interest income, net increased to $0.7 million in the three months ended June 30, 2025 compared to $0.6 million in the three months ended June 30, 2024.
Income Taxes
Income taxes were $12.6 million in the three months ended June 30, 2025 compared to $7.8 million in the three months ended June 30, 2024. Our effective tax rate was 26.4% and 26.0% for the three months ended June 30, 2025 and June 30, 2024, respectively.
Net and Comprehensive Income
Net and comprehensive income increased $12.9 million to $35.1 million in the three months ended June 30, 2025 compared to $22.2 million in the three months ended June 30, 2024. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, Showroom rent, marketing catalogs and capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of June 30, 2025, we had cash and cash equivalents of $234.8 million.
For the six months ended June 30, 2025, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of June 30, 2025, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid out $0.3 million of the aforementioned special cash dividend on its Class A common stock related to equity awards that vested during the six months ended June 30, 2025 and $70.1 million on its Class A and Class B common stock to shareholders as of the Record Date during the six months ended June 30, 2024.
Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at June 30, 2024), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.

In December 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility was $75.0 million.
In August 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at June 30, 2025). The 2021 Credit Facility expires on November 8, 2026. In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at June 30, 2025. At June 30, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million. Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Six months ended
	June 30,
	2025	2024
Net cash provided by operating activities	$81,428	$84,304
Net cash used in investing activities	(41,622)	(62,158)
Net cash used in financing activities	(2,316)	(71,052)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,490	$(48,906)
Net cash provided by operating activities
Comparison of the six months ended June 30, 2025 and June 30, 2024
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the six months ended June 30, 2025, net cash provided by operating activities was $81.4 million and consisted of net income of $39.9 million adjusted for non-cash items of $60.3 million, which were partially offset by a change in working capital and other activities of $18.8 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $28.0 million primarily due to payments made under the related lease agreements and an increase in merchandise inventory of $14.1 million, which was partially offset by an increase in client deposits of $12.2 million, an increase in accrued expenses of $4.7 million, a decrease in prepaid and other assets of $4.4 million and an increase in accounts payable of $1.8 million in the six months ended June 30, 2025.
For the six months ended June 30, 2024, net cash provided by operating activities was $84.3 million and consisted of net income of $37.3 million adjusted for non-cash items of $57.6 million, which were partially offset by a change in working capital and other activities of $10.6 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $19.3 million, an increase in prepaid and other assets of $11.5 million, a decrease in accrued expenses of $11.3 million, a decrease in operating lease liabilities of $10.7 million primarily due to payments made under the related lease agreements, which was partially offset by an increase in client deposits of $36.5 million and an increase in accounts payable of $4.6 million in the six months ended June 30, 2024.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, vehicles, information technology and systems infrastructure, as well as supply chain investments.

Comparison of the six months ended June 30, 2025 and June 30, 2024
For the six months ended June 30, 2025, net cash used in investing activities was $41.6 million primarily due to investments in Showrooms, vehicles, investments in our supply chain, and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Six months ended
	June 30,
	2025	2024
Net cash used in investing activities	$41,622	$62,158
Less: Landlord contributions	11,149	21,936
Total capital expenditures, net of landlord contributions	$30,473	$40,222
Total capital expenditures, net of landlord contributions decreased by $9.7 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
We anticipate our total capital expenditures, net of landlord contributions to be between $80 million and $100 million in fiscal year 2025, primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the six months ended June 30, 2025 and June 30, 2024
For the six months ended June 30, 2025, net cash used in financing activities was $2.3 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.

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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the six and three months ended June 30, 2025 and June 30, 2024, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility. Except for the $5.1 million irrevocable standby letter of credit issued in May 2025 as discussed in Note 4 — Debt to our condensed consolidated financial statements, we have no borrowings under the 2021 Credit Facility as of June 30, 2025. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2025. Based upon that evaluation as of June 30, 2025, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Remediation Activities
As of June 30, 2025, with the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress and continue to implement our remediation plan as follows:
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended June 30, 2025. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
April 2025	25,707	$7.90	—	$—
May 2025	1,348	8.08	—	—
June 2025	374	8.73	—	—
Total	27,429	$7.92	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1#	Employment Letter (Michael Lee)	Filed herewith

10.2#	Employment Letter (Allison Sutley)	March 31, 2025 Form 10-Q, Exhibit 10.1

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

#    Indicates management contract.
*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2025.

ARHAUS, INC.

By:	/s/ Michael Lee
Name:	Michael Lee
Title:	Chief Financial Officer

By:	/s/ Christian Sedor
Name:	Christian Sedor
Title:	Chief Accounting Officer