Form 10-Q
period 2025-09-30
Arhaus, Inc.
filed 2025-11-06
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2025 the registrant had 53,947,912 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$262,230	$197,511
Restricted cash	3,625	3,418
Accounts receivable, net	1,071	1,252
Merchandise inventory, net	328,728	297,010
Prepaid and other current assets	30,519	31,852
Total current assets	626,173	531,043
Operating right-of-use assets	384,692	322,302
Financing right-of-use assets	33,752	36,105
Property, furniture and equipment, net	310,356	282,520
Deferred tax assets	10,696	21,091
Goodwill	10,961	10,961
Other noncurrent assets	2,008	2,294
Total assets	$1,378,638	$1,206,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$69,511	$68,621
Accrued taxes	12,022	10,480
Accrued wages	21,385	11,538
Accrued other expenses	46,135	47,668
Client deposits	253,973	220,873
Current portion of operating lease liabilities	62,446	42,247
Current portion of financing lease liabilities	684	1,024
Total current liabilities	466,156	402,451
Operating lease liabilities, long-term	455,910	402,916
Financing lease liabilities, long-term	52,569	53,312
Other long-term liabilities	3,587	3,892
Total liabilities	$978,222	$862,571
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 54,528,424 shares issued and 53,944,958 outstanding as of September 30, 2025; 53,788,036 shares issued and 53,514,062 outstanding as of December 31, 2024)	54	53
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of September 30, 2025; 87,115,600 shares issued and outstanding as of December 31, 2024)	87	87
Retained earnings	195,266	142,898
Additional paid-in capital	205,009	200,707
Total stockholders’ equity	400,416	343,745
Total liabilities and stockholders’ equity	$1,378,638	$1,206,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$1,014,377	$924,096	$344,570	$319,133
Cost of goods sold	617,142	561,598	211,149	196,061
Gross margin	397,235	362,498	133,421	123,072
Selling, general and administrative expenses	328,534	304,085	117,014	112,401
Loss (gain) on disposal of assets	81	—	(27)	—
Income from operations	$68,620	$58,413	$16,434	$10,671
Interest income, net	(2,137)	(2,582)	(820)	(544)
Other income	(354)	(447)	(118)	(250)
Income before taxes	71,111	61,442	17,372	11,465
Income tax expense	18,945	14,186	5,154	1,542
Net and comprehensive income	$52,166	$47,256	$12,218	$9,923

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	140,635,317	139,990,522	140,829,409	140,166,990
Net and comprehensive income per share, basic	$0.37	$0.34	$0.09	$0.07
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,310,742	140,732,337	141,676,722	140,722,915
Net and comprehensive income per share, diluted	$0.37	$0.34	$0.09	$0.07
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Nine months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	52,166	—	52,166
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	812	1	—	—	—	—	—	6,343	6,344
Shares withheld to cover employees’ withholding taxes for equity based compensation	(229)	—	—	—	310	—	—	(2,045)	(2,045)
Dividends declared	—	—	—	—	—	—	202	—	202
Balances as of September 30, 2025	53,872	$54	87,116	$87	584	$—	$195,266	$205,009	$400,416

	Nine months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	47,256	—	47,256
Shareholder capital contribution	—	—	—	—	—	—	—	24	24
Equity based compensation	609	1	—	—	—	—	—	5,351	5,352
Shares withheld to cover employees’ withholding taxes for equity based compensation	(139)	—	—	—	139	—	—	(1,277)	(1,277)
Dividends declared	—	—	—	—	—	—	(70,948)	—	(70,948)
Balances as of September 30, 2024	53,139	$53	87,116	$87	223	$—	$121,600	$198,905	$320,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of June 30, 2025	53,787	$54	87,116	$87	541	$—	$183,047	$202,425	$385,613
Net income	—	—	—	—	—	—	12,218	—	12,218
Shareholder capital contribution	—	—	—	—	—	—	—	—	—
Equity based compensation	128	—	—	—	—	—	—	2,954	2,954
Shares withheld to cover employees' withholding taxes for equity based compensation	(43)	—	—	—	43	—	—	(370)	(370)
Dividends declared	—	—	—	—	—	—	1	—	1
Balances as of September 30, 2025	53,872	$54	87,116	$87	584	$—	$195,266	$205,009	$400,416

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of June 30, 2024	52,994	$53	87,116	$87	121	$—	$111,544	$197,626	$309,310
Net income	—	—	—	—	—	—	9,923	—	9,923
Shareholder capital contribution	—	—	—	—	—	—	—	7	7
Equity based compensation	247	—	—	—	—	—	—	2,001	2,001
Shares withheld to cover employees' withholding taxes for equity based compensation	(102)	—	—	—	102	—	—	(729)	(729)
Dividends declared	—	—	—	—	—	—	133	—	133
Balances as of September 30, 2024	53,139	$53	87,116	$87	223	$—	$121,600	$198,905	$320,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$52,166	$47,256
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	34,716	27,895
Amortization of operating lease right-of-use asset	31,358	27,432
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	21,842	19,859
Equity based compensation	6,344	5,352
Deferred tax assets	10,395	3,769
Amortization of cloud computing arrangements	1,905	1,206
Loss on disposal of property, furniture and equipment	81	—
Amortization and write-off of lease incentives	—	(80)
Changes in operating assets and liabilities
Accounts receivable	181	1,198
Merchandise inventory	(31,718)	(40,304)
Prepaid and other assets	(19)	(6,527)
Other noncurrent liabilities	(92)	224
Accounts payable	556	8,983
Accrued expenses	9,150	(8,096)
Operating lease liabilities	(42,427)	(23,071)
Client deposits	33,100	50,330
Net cash provided by operating activities	127,538	115,426
Cash flows from investing activities
Purchases of property, furniture and equipment	(59,751)	(88,686)
Proceeds from the sale of property, furniture and equipment	54	—
Net cash used in investing activities	(59,697)	(88,686)
Cash flows from financing activities
Principal payments under finance leases	(530)	(686)
Repurchase of shares for payment of withholding taxes for equity based compensation	(2,045)	(1,277)
Cash dividend payments	(340)	(70,144)
Net cash used in financing activities	(2,915)	(72,107)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,926	(45,367)
Cash, cash equivalents and restricted cash
Beginning of period	200,929	226,305
End of period	$265,855	$180,938

Supplemental disclosure of cash flow information
Interest paid in cash	$3,773	$3,402
Interest received in cash	6,226	7,068
Income taxes paid in cash	14,046	16,001
Noncash investing activities:
Purchase of property, furniture and equipment in current liabilities	7,583	12,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise in a number of categories, including furniture, outdoor, lighting, textiles, décor and bath. Our curated assortments are presented across our merchandise sales channels in sophisticated, family friendly and unique lifestyle settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. The Company operated 103 Showrooms as of September 30, 2025.
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
The accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, the condensed consolidated statements of comprehensive income and changes in stockholders’ equity for the nine and three months ended September 30, 2025 and September 30, 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and September 30, 2024 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2025, the results of operations and changes in stockholders’ equity for the nine and three months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the nine and three months ended September 30, 2025 and September 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Client Deposits
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of September 30, 2025 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at September 30, 2025 and December 31, 2024 of $0.5 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at September 30, 2025 and December 31, 2024. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the nine and three months ended September 30, 2025, the Company earned $6.2 million and $2.2 million, respectively, in interest income. For the nine and three months ended September 30, 2024, interest income was $6.7 million and $1.9 million, respectively, which is included within interest income, net on our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $1.1 million and $1.3 million, respectively, at September 30, 2025 and December 31, 2024, net of allowance for expected credit losses of $0.5 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.

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

Accounting Standards Not Yet Adopted
The following table summarizes accounting pronouncements which we have not yet adopted but will be adopted in upcoming fiscal years. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We believe the adoption will not have a material impact on our accounting policies, financial position or results of operations but will require additional disclosures. ASU 2024-03 and the related ASU 2025-01 are effective for annual periods beginning after December 15, 2026. We are evaluating the impact these pronouncements will have on our consolidated financial statements and related disclosures. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. We are evaluating the impact ASU 2025-05 will have on our consolidated financial statements and related disclosures. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. We are evaluating the impact ASU 2025-06 will have on our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal Year 2025
ASU 2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal Year 2027
ASU 2025-01	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Fiscal Year 2027
ASU 2025-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal Year 2026
ASU 2025-06	Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Fiscal Year 2028
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance as of beginning of period	$7,627	$7,084	$8,057	$7,106
Accruals during the period	10,426	9,504	3,615	3,128
Settlements during the period	(9,826)	(9,369)	(3,445)	(3,015)
Balance as of end of the period(1)	$8,227	$7,219	$8,227	$7,219

(1) $4.7 million and $4.4 million were recorded in accrued other expenses at September 30, 2025 and December 31, 2024, respectively. The remainder is recorded in other long-term liabilities on our condensed consolidated balance sheets.
We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to limited merchandise warranties issued during the respective periods.
4. Debt
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2024), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
In December 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility was $75.0 million.
In August 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at September 30, 2025).
In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at September 30, 2025. The Company did not have any outstanding letters of credit at December 31, 2024. At September 30, 2025 and December 31, 2024, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $75.0 million, respectively.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among other things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs.

Deferred financing costs related to the 2021 Credit Facility of $0.4 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, are recorded in other noncurrent assets on the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

deferred financing costs for the 2021 Credit Facility was $0.3 million as of September 30, 2025 and $0.2 million as of December 31, 2024.
The Company was in compliance with all applicable debt covenants at September 30, 2025 and December 31, 2024, and expects to remain in compliance over the next 12 months.
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
The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating right-of-use assets	$384,692	$322,302
Finance lease assets	Financing right-of-use assets	33,752	36,105
Total leased assets		$418,444	$358,407

Liabilities
Current operating leases	Current portion of operating lease liabilities	$62,446	$42,247
Non-current operating leases	Operating lease liabilities, long-term	455,910	402,916
Total operating lease liabilities		518,356	445,163

Current finance leases	Current portion of financing lease liabilities	684	1,024
Non-current finance leases	Financing lease liabilities, long-term	52,569	53,312
Total finance lease liabilities		53,253	54,336
Total lease liabilities		$571,609	$499,499

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs(1)	$51,840	$46,496	$18,410	$16,057
Finance lease costs
Amortization of right-of-use assets(1)	1,685	1,774	545	519
Interest expense on lease liabilities(2)	3,843	4,017	1,278	1,416
Variable lease costs(3)	34,882	26,974	11,098	7,412
Short term lease costs(4)	132	107	44	68
Total lease costs	$92,382	$79,368	$31,375	$25,472

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

	Nine months ended
	September 30,
Weighted Average Remaining Lease Term (In Years)	2025	2024
Operating leases	8.69	9.04
Finance leases	19.76	20.25
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

	Nine months ended
	September 30,
Weighted Average Discount Rate	2025	2024
Operating leases	6.04%	6.05%
Finance leases	9.68%	9.65%

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Future lease liabilities at September 30, 2025 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2025	$20,400	$1,362	$21,762
2026	85,375	5,905	91,280
2027	81,580	5,988	87,568
2028	75,500	5,682	81,182
2029	73,479	5,234	78,713
2030	68,653	5,228	73,881
Thereafter	270,164	99,507	369,671
Total lease payments	675,151	128,906	804,057
Less: Amounts representing interest	(156,795)	(75,653)	(232,448)
Total	$518,356	$53,253	$571,609

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At September 30, 2025, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 10 to 15 years. The aggregate minimum rental payments over the term of the leases of approximately $233.7 million are not included in the above table.
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Nine months ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$59,642	$50,178
Operating cash flows for finance leases	3,772	3,920
Financing cash flows for finance leases	530	686
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$93,896	$72,473
Finance leases	(747)	185
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	224,452	$18.61
Granted	—	—
Forfeited	(80,260)	18.61
Vested	(72,097)	18.61
Unvested at September 30, 2025	72,095	$18.61

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Equity based compensation expense - Restricted Stock(1)	$567	$1,829	$342	$498

(1) Total unrecognized equity based compensation to be recognized in future periods is $0.9 million at September 30, 2025, and will be recognized over a weighted average period of 0.68 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Activity of the Company’s PSU and RSU awards and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	426,756	$12.37	960,548	$10.50
Granted	566,955	7.94	2,798,151	8.34
Forfeited	(216,292)	10.27	(1,034,177)	8.74
Vested	—	—	(352,604)	10.52
Unvested at September 30, 2025	777,419	$9.72	2,371,918	$8.71

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Equity based compensation expense (benefit) - PSUs(1)	$808	$(158)	$562	$128
Equity based compensation expense - RSUs(2)	$4,969	$3,681	$2,050	$1,375

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $4.2 million at September 30, 2025, and will be recognized over a weighted average period of 2.08 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $16.6 million at September 30, 2025, and will be recognized over a weighted average period of 2.91 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
7. Segment Reporting
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, outdoor, lighting, textiles, décor and bath. The assortment of merchandise can be purchased through our Retail and eCommerce sales channels.
The majority of our revenue is generated through sales to clients in the United States. Sales to clients outside of the United States are not significant. Further, no single client represents ten percent or more of our net revenue.
The accounting policies of our single operating segment are the same as those described within our summary of significant accounting policies. The CODM assesses performance at the consolidated level and makes business decisions based on various key performance indicators, primarily net income, which is also reported on the condensed consolidated statements of comprehensive income as net and comprehensive income.
Our CODM uses net income to determine the allocation of resources for investments in retail Showrooms, information technology and systems infrastructure, as well as supply chain investments. Net income is also used as a method for planning and forecasting overall expected performance and for evaluating, on a quarterly and annual basis, actual results against such expectations.
Asset information is reported on the condensed consolidated balance sheets as total assets. However, asset information is not used for purposes of making decisions, assessing financial performance or allocating resources.
Refer to the condensed consolidated statements of cash flow for property, furniture and equipment expenditures, related depreciation and amortization and other significant noncash items.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows revenue by merchandise sales channel and segment expenses (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Retail	$839,798	$766,124	$286,159	$264,788
eCommerce	174,579	157,972	58,411	54,345
Total net revenue	$1,014,377	$924,096	$344,570	$319,133
Less costs and expenses(1):
Cost of goods sold	617,142	561,598	211,149	196,061
Corporate and administrative expenses(2)	163,896	152,288	55,645	56,856
Selling expenses	128,017	115,226	45,673	39,983
Marketing expenses	36,621	36,571	15,696	15,562
Loss (gain) on disposal of assets	81	—	(27)	—
Interest income, net	(2,137)	(2,582)	(820)	(544)
Other income	(354)	(447)	(118)	(250)
Income before taxes	71,111	61,442	17,372	11,465
Income tax expense	18,945	14,186	5,154	1,542
Net and comprehensive income	$52,166	$47,256	$12,218	$9,923

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net and comprehensive income	$52,166	$47,256	$12,218	$9,923

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	140,635,317	139,990,522	140,829,409	140,166,990
Effect of dilutive restricted stock (1) (2)	675,425	741,815	847,313	555,925
Weighted-average number of common shares outstanding, diluted	141,310,742	140,732,337	141,676,722	140,722,915

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.37	$0.34	$0.09	$0.07
Net and comprehensive income per share, diluted	$0.37	$0.34	$0.09	$0.07

(1) During the nine and three months ended September 30, 2025, 544,565 and 216,714 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine and three months ended September 30, 2024, 397,337 and 495,462 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the nine and three months ended September 30, 2025, 560,641 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the nine and three months ended September 30, 2024, 518,564 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2025 and December 31, 2024, the Company has accrued legal costs of $6.4 million and $6.1 million, respectively, that are included within accrued other expenses in our condensed consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of September 30, 2025 and December 31, 2024, we recorded liabilities of $0.3 million and $0.7 million, respectively, in accrued other expenses on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “Record Date”). The Company paid $0.3 million of the aforementioned special cash dividend on its Class A common stock related to equity awards that vested during the nine months ended September 30, 2025 and $70.1 million on its Class A and Class B common stock to shareholders as of the Record Date during the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, dividends payable of $0.1 million and $0.5 million, respectively, are included within accrued other expenses. Amounts that are included within other long-term liabilities in our condensed consolidated balance sheet are minimal as of September 30, 2025 and $0.2 million as of

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2024. The remaining dividends payable balances recorded on our condensed consolidated balance sheet relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the Record Date.
The Company has entered into an irrevocable standby letter of credit arrangement for purposes of protecting a lessor against default on lease payments. As of September 30, 2025, these lease payments are included in the Company’s condensed consolidated balance sheet within operating lease liabilities. As of September 30, 2025, the Company had a maximum financial exposure from the irrevocable standby letter of credit totaling approximately $5.1 million, all of which is applied to reduce capacity under the Company's revolving credit facility. The Company has no history of default claims, nor is it aware of circumstances that would require it to perform under this credit arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's condensed consolidated financial statements. Accordingly, no liability has been recorded with respect to this credit arrangement as of September 30, 2025.
10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.3 million and $1.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Rent expense was $0.4 million and $0.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Outlet in Brooklyn, Ohio. The base lease term was 15 years with no lease renewal options. The monthly rental payments were $20 thousand. In April 2025, the Company amended the lease agreement, effective in October 2025, to extend the lease term to September 2040 with no lease renewal options. The monthly rental payments range from $29 thousand to $39 thousand. Rent expense was $0.3 million and $0.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building, for which construction was completed in the fourth quarter of 2021. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $2.9 million and $3.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Rent expense was $1.0 million and $1.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively.
Other transactions
The remaining accounts payable due to related parties for state and federal income tax refunds were settled by the Company in June 2025. An accounts payable balance due to related parties of $0.2 million at December 31, 2024 was included within accounts payable on the condensed consolidated balance sheets.
11. Income Taxes
Income tax expenses were $18.9 million and $14.2 million in the nine months ended September 30, 2025 and September 30, 2024, respectively. Income tax expenses were $5.2 million and $1.5 million in the three months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate was 26.6% and 23.1% for the nine

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate was 29.7% and 13.4% for the three months ended September 30, 2025 and September 30, 2024, respectively.
On July 4, 2025, the United States enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes a broad range of changes, including 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025. The OBBBA has minimal impact on the effective tax rate but results in favorable cash tax impacts in fiscal 2025 as a result of accelerated tax deductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the nine and three months ended September 30, 2025 (“Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2024. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
•Our ability to manage and maintain the growth rate of our business;
•Our ability to obtain quality merchandise in sufficient quantities;
•Challenges with the planning or implementation of our technology upgrades, including a new enterprise resource planning system;
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
The following discussion contains references to the nine and three months ended September 30, 2025 and September 30, 2024, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the nine and three months ended September 30, 2025 and September 30, 2024, respectively.

Overview
Arhaus is a growing lifestyle brand and premium retailer in the U.S. home furnishings market, specializing in livable luxury supported by globally-sourced, heirloom-quality merchandise. We offer a differentiated direct-to-consumer approach to furniture and décor. Our curated assortments are presented across our sales channels in sophisticated, family friendly and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, outdoor, lighting, textiles, décor and bath. Our products, designed to be used and enjoyed throughout the home, are sourced directly from factories and vendors with no wholesale or dealer markup, allowing us to offer an exclusive assortment at an attractive value. Our product development teams work alongside our direct sourcing partners to bring to market proprietary merchandise that is a great value to clients, while delivering attractive margins.

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
As of September 30, 2025, we operated 103 Showrooms, 94 with in-home interior designers. At December 31, 2024, we operated 103 Showrooms, 89 with in-home interior designers.

	September 30, 2025	December 31, 2024
Traditional Showrooms	87	85
Design Studios	9	11
Outlets	7	7
Total Showroom locations	103	103
Total square footage (in thousands)	1,718	1,676
For the nine months ended September 30, 2025, we generated $1,014.4 million of net revenue, $397.2 million of gross margin and $52.2 million of net and comprehensive income. For the three months ended September 30, 2025, we generated $344.6 million of net revenue, $133.4 million of gross margin and $12.2 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net and comprehensive income	$52,166	$47,256	$12,218	$9,923
Interest income, net	(2,137)	(2,582)	(820)	(544)
Income tax expense	18,945	14,186	5,154	1,542
Depreciation and amortization	34,716	27,895	11,757	10,186
EBITDA	103,690	86,755	28,309	21,107
Equity based compensation	6,344	5,352	2,954	2,001
Other expenses (income) (1)	81	—	(27)	—
Adjusted EBITDA	$110,115	$92,107	$31,236	$23,108

(1)Other expenses (income) represent costs and investments not indicative of ongoing business performance, such as loss (gain) on disposal of assets.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2024 to September 30, 2025 is summarized in the following table:

	September 30, 2025	December 31, 2024
Showrooms open at beginning of period	103	92
Showrooms opened (1)	7	16
Showrooms closed for relocations	(6)	(5)
Showrooms closed permanently	(1)	—
Showrooms open at end of period	103	103

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes.

Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$1,014,377	$924,096	$344,570	$319,133
Cost of goods sold	617,142	561,598	211,149	196,061
Gross margin	397,235	362,498	133,421	123,072
Selling, general and administrative expenses	328,534	304,085	117,014	112,401
Loss (gain) on disposal of assets	81	—	(27)	—
Income from operations	$68,620	$58,413	$16,434	$10,671
Interest income, net	(2,137)	(2,582)	(820)	(544)
Other income	(354)	(447)	(118)	(250)
Income before taxes	71,111	61,442	17,372	11,465
Income tax expense	18,945	14,186	5,154	1,542
Net and comprehensive income	$52,166	$47,256	$12,218	$9,923
Other Operational Data (dollars in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$1,014,377	$924,096	$344,570	$319,133
Comparable growth	4.5%	(8.6)%	4.1%	(9.2)%
Demand comparable growth	2.8%	(4.6)%	7.4%	(11.3)%
Gross margin as a % of net revenue	39.2%	39.2%	38.7%	38.6%
Selling, general and administrative expenses as a % of net revenue	32.4%	32.9%	34.0%	35.2%
Income from operations as a % of net revenue	6.8%	6.3%	4.8%	3.3%
Net and comprehensive income	$52,166	$47,256	$12,218	$9,923
Net and comprehensive income as a % of net revenue	5.1%	5.1%	3.5%	3.1%
Adjusted EBITDA(1)	$110,115	$92,107	$31,236	$23,108
Adjusted EBITDA as a % of net revenue	10.9%	10.0%	9.1%	7.2%
Total Showrooms at end of period	103	101	103	101

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the nine months ended September 30, 2025 and September 30, 2024
Net Revenue
Net revenue increased $90.3 million, or 9.8%, to $1,014.4 million in the nine months ended September 30, 2025 compared to $924.1 million in the nine months ended September 30, 2024. The increase was driven primarily by $52.3 million of revenue growth related to new Showrooms opened in 2024 and 2025, with the remainder due to increased demand for our products.
Gross Margin
Gross margin increased $34.7 million, or 9.6%, to $397.2 million in the nine months ended September 30, 2025 compared to $362.5 million in the nine months ended September 30, 2024. The increase was primarily driven by higher net revenue, partially offset by increased product costs of $29.2 million, higher Showroom occupancy costs of $12.7 million and higher delivery and transportation costs of $7.7 million.
As a percentage of net revenue, gross margin remained flat at 39.2% of net revenue in the nine months ended September 30, 2025 compared to 39.2% of net revenue in the nine months ended September 30, 2024.
Selling, General and Administrative Expenses
SG&A expenses increased $24.4 million, or 8.0%, to $328.5 million in the nine months ended September 30, 2025 compared to $304.1 million in the nine months ended September 30, 2024. The increase was due to a $12.8 million increase in selling expenses primarily related to new Showrooms and an $11.7 million increase in general and administrative costs primarily related to corporate expenses and strategic investments to support and drive the growth of the business and warehouse expenses.
As a percentage of net revenue, SG&A expenses decreased 50 basis points to 32.4% of net revenue in the nine months ended September 30, 2025 compared to 32.9% of net revenue in the nine months ended September 30, 2024.
Interest Income, net
Interest income, net decreased to $2.1 million in the nine months ended September 30, 2025 compared to $2.6 million in the nine months ended September 30, 2024.
Income Taxes
Income tax expense was $18.9 million in the nine months ended September 30, 2025 compared to $14.2 million in the nine months ended September 30, 2024. Our effective tax rate was 26.6% and 23.1% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Net and Comprehensive Income
Net and comprehensive income increased $4.9 million to $52.2 million in the nine months ended September 30, 2025 compared to $47.3 million in the nine months ended September 30, 2024. The increase was driven by the factors described above.
Comparison of the three months ended September 30, 2025 and September 30, 2024
Net Revenue
Net revenue increased $25.5 million, or 8.0%, to $344.6 million in the three months ended September 30, 2025 compared to $319.1 million in the three months ended September 30, 2024. The increase was driven primarily by $14.7 million of revenue growth related to new Showrooms opened in 2024 and 2025, with the remainder due to increased demand for our products.
Gross Margin
Gross margin increased $10.3 million, or 8.4%, to $133.4 million in the three months ended September 30, 2025 compared to $123.1 million in the three months ended September 30, 2024. The increase was primarily due to higher net revenue, partially offset by increased product costs of $6.1 million, higher Showroom occupancy costs of $4.6 million and higher delivery and transportation costs of $1.9 million.
As a percentage of net revenue, gross margin increased 10 basis points to 38.7% of net revenue in the three months ended September 30, 2025 compared to 38.6% of net revenue in the three months ended September 30, 2024. The gross margin increase as a percentage of net revenue was primarily driven by a product margin increase of 100 basis points and delivery and transportation costs, which decreased 30 basis points, partially offset by Showroom occupancy costs, which increased 70 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $4.6 million, or 4.1%, to $117.0 million in the three months ended September 30, 2025 compared to $112.4 million in the three months ended September 30, 2024. The increase was primarily due to a $5.7 million increase in selling expenses primarily related to new Showrooms, partially offset by a $1.1 million decrease in general and administrative costs, primarily due to lower corporate expenses.
As a percentage of net revenue, SG&A expenses decreased 120 basis points to 34.0% of net revenue in the three months ended September 30, 2025 compared to 35.2% of net revenue in the three months ended September 30, 2024.
Interest Income, net
Interest income, net increased to $0.8 million in the three months ended September 30, 2025 compared to $0.5 million in the three months ended September 30, 2024.
Income Taxes
Income taxes were $5.2 million in the three months ended September 30, 2025 compared to $1.5 million in the three months ended September 30, 2024. Our effective tax rate was 29.7% and 13.4% for the three months ended September 30, 2025 and September 30, 2024, respectively.
Net and Comprehensive Income
Net and comprehensive income increased $2.3 million to $12.2 million in the three months ended September 30, 2025 compared to $9.9 million in the three months ended September 30, 2024. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, Showroom rent, marketing catalogs and capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of September 30, 2025, we had cash and cash equivalents of $262.2 million.
For the nine months ended September 30, 2025, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal is to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies such as growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of September 30, 2025, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid $0.3 million of the aforementioned special cash dividend on its Class A common stock related to equity awards that vested during the nine months ended September 30, 2025 and $70.1 million on its Class A and Class B common stock to shareholders as of the Record Date during the nine months ended September 30, 2024.
We have begun a multi-year transformation that will replace certain of our existing systems with a modern and integrated platform encompassing a new enterprise resource planning system (“ERP”), an order management system and a transportation management system. The total incremental investment in connection with these technology upgrades is expected to be approximately $30 million, including implementation and project staffing costs as well as licensing fees through 2030. We anticipate approximately $2 million of cash outflows during the remainder of 2025, $12 million in 2026 and $10 million in 2027, with cash outflows tapering in early 2028 as we transition to annual licensing and maintenance costs of approximately $2 million per year through 2030.

Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50% at September 30, 2024), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
In December 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility was $75.0 million.
In August 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at September 30, 2025). In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at September 30, 2025. At September 30, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among other things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs.

Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Nine months ended
	September 30,
	2025	2024
Net cash provided by operating activities	$127,538	$115,426
Net cash used in investing activities	(59,697)	(88,686)
Net cash used in financing activities	(2,915)	(72,107)
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,926	$(45,367)

Net cash provided by operating activities
Comparison of the nine months ended September 30, 2025 and September 30, 2024
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2025, net cash provided by operating activities was $127.5 million and consisted of net income of $52.2 million adjusted for non-cash items of $106.6 million, which were partially offset by a change in working capital and other activities of $31.3 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $42.4 million primarily due to payments made under the related lease agreements and an increase in merchandise inventory of $31.7 million, which was partially offset by an increase in client deposits of $33.1 million and an increase in accrued expenses of $9.2 million in the nine months ended September 30, 2025.
For the nine months ended September 30, 2024, net cash provided by operating activities was $115.4 million and consisted of net income of $47.3 million an increase of non-cash items of $85.4 million, which were partially offset by a change in working capital and other activities of $17.3 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $40.3 million, a decrease in operating lease liabilities of $23.1 million primarily due to payments made under the related lease agreements, a decrease in accrued expenses of $8.1 million and an increase in prepaid and other assets of $6.5 million. This was partially offset by an increase in client deposits of $50.3 million and an increase in accounts payable of $9.0 million in the nine months ended September 30, 2024.
Net cash used in investing activities
Investing activities consist primarily of capital expenditures related to investments in retail Showrooms, vehicles, information technology and systems infrastructure, as well as supply chain investments.
Comparison of the nine months ended September 30, 2025 and September 30, 2024
For the nine months ended September 30, 2025, net cash used in investing activities was $59.7 million primarily due to investments in Showrooms, vehicles, investments in our supply chain, and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Nine months ended
	September 30,
	2025	2024
Net cash used in investing activities	$59,697	$88,686
Less: Landlord contributions	16,810	27,365
Total capital expenditures, net of landlord contributions	$42,887	$61,321
Total capital expenditures, net of landlord contributions decreased by $18.4 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

We anticipate our total capital expenditures, net of landlord contributions to be between $65 million and $75 million in fiscal year 2025, primarily related to the opening of new Showrooms.
Net cash used in financing activities
Comparison of the nine months ended September 30, 2025 and September 30, 2024
For the nine months ended September 30, 2025, net cash used in financing activities was $2.9 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.

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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the nine and three months ended September 30, 2025 and September 30, 2024, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility. Except for the $5.1 million irrevocable standby letter of credit issued in May 2025 as discussed in Note 4 — Debt to our condensed consolidated financial statements, we have no borrowings under the 2021 Credit Facility as of September 30, 2025. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2025. Based upon that evaluation as of September 30, 2025, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Remediation Activities
As of September 30, 2025, with the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. While the material weaknesses are not considered remediated until the related internal controls are tested and deemed to be operating effectively, we have made progress and continue to implement our remediation plan as follows:
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
•A company-wide initiative has begun to modernize the Company’s IT infrastructure to be capable of streamlining many of our manual financial reporting processes, enhancing our information technology control environment and mitigating the underlying internal control gaps and limitations that cannot be remediated within current systems.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are investing in a number of technology upgrades, including a new enterprise resource planning system, and challenges with the planning or implementation of such systems may impact our business, operations, financial results and internal control over financial reporting.

We are undertaking a multi-year process of upgrading our technology, including implementing a new ERP system, which is a major transformation that will modernize and replace many of our existing operating and financial systems. The new ERP is critical to our ability to gather important information, source and deliver products, fulfill contractual obligations, maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures and adjustments to internal processes. Such implementations involve risks, including loss of information and potential disruption in operations. Any disruptions, delays or deficiencies in the design or implementation of the new ERP and related systems could result in significantly greater capital expenditures and management time and attention than currently contemplated and could adversely affect our ability to operate our business, including our ability to timely deliver products to our customers. Additionally, until all of our business functions, including our Showroom operations, are operating on or are fully integrated into our new systems, we will be required to operate and support legacy systems and new systems concurrently, which may increase costs and otherwise adversely affect our ability to operate our business. If the systems as implemented, or after additional investments, do not result in enhancing our ability to maintain accurate books and records, manage orders and deliveries of our products, file timely reports with the SEC or otherwise support the proper and efficient operation of our internal controls, then our financial condition, results of operations, cash flows, and the price of our common stock could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended September 30, 2025. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
July 2025	—	$—	—	$—
August 2025	42,102	8.68	—	—
September 2025	451	11.17	—	—
Total	42,553	$8.71	—	$—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.1

3.2	Amended and Restated Bylaws of Arhaus, Inc.	November 10, 2021 Form 8-K, Exhibit 3.2

10.1
Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement, dated October 17, 2025, among Arhaus, Inc., the Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, the L/C Issuer and the Swingline Lender, and the lenders party thereto.
October 22, 2025 Form 8-K, Exhibit 10.1

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November, 2025.

ARHAUS, INC.

By:	/s/ Michael Lee
Name:	Michael Lee
Title:	Chief Financial Officer

By:	/s/ Christian Sedor
Name:	Christian Sedor
Title:	Chief Accounting Officer