Form 10-K
period 2025-12-31
Arhaus, Inc.
filed 2026-02-26
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Based on the closing sales price as reported on The Nasdaq Global Select Market on June 30, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $458.9 million.

As of February 20, 2026, the registrant had 54,006,720 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Special Note Regarding Forward-Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report” or “10-K”). This 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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

Part I
Item 1. Business
Overview
Founded in 1986 by John Reed, our Chief Executive Officer (“CEO”), and his father, Arhaus, Inc. (“Arhaus”, “Company”, “we”, “us” or “our”) is a premium home furnishings brand built on a simple idea: furniture and décor should be responsibly sourced, lovingly made, and built to last. We operate a vertically integrated model, designing and sourcing products directly from skilled artisans and carefully selected manufacturing vendors around the world, including domestic upholstery production at our own North Carolina manufacturing facility. This approach enables us to offer a highly exclusive and customizable assortment of heirloom-quality furniture and décor designed to be used and enjoyed for generations. Design is at the core of everything Arhaus does. With more than 100 Showroom locations across the United States, our integrated omni-channel model connects every client touchpoint, from Showroom and interior design to eCommerce and catalog, allowing us to meet clients wherever and however they choose to shop while delivering a highly personalized client-first experience from discovery through delivery. On November 4, 2021, the Company completed its initial public offering (“IPO”) of its Class A common stock, which is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “ARHS”.
Our vertically integrated model, inclusive of design and product development teams, upholstery manufacturing capabilities, direct vendor sourcing, direct-to-consumer and direct-to-trade selling, allows Arhaus to maintain greater control over product quality, design integrity, and value. We offer merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family-friendly and lifestyle-oriented settings.
Based on third-party reports, publicly available data, and our internal research, we believe the United States premium home furnishings market is approximately $100 billion. This highly fragmented market is served by a large number of independent retailers, which we believe provides us a meaningful opportunity to increase market share over time. We believe that we are well positioned to grow market share through our differentiated brand positioning, scale, and strong resonance with affluent clients who value quality, craftsmanship, and design.
Products are designed for use throughout the home and are sourced directly from a global network of nearly 400 vendors. Through close collaboration with Arhaus product development teams and sourcing relationships, and supported by our vertically integrated model, we believe we are able to deliver high-quality products at a compelling value.
Arhaus strives to deliver a welcoming and inspirational experience across both Showrooms and eCommerce, guided by our belief that retail is theater. Showrooms are immersive, design-forward spaces that serve as an important driver of brand awareness and client engagement, while our eCommerce channel functions as a seamless extension of the physical Showroom experience. Our experienced design consultants and interior designers provide expert guidance and personalized service, supporting clients throughout their shopping journey. As of December 31, 2025, the Company operated 107 Showrooms in 31 states, consisting of 90 Traditional Showrooms, 9 Design Studios and 8 Lofts.
Our financial and operating performance are summarized in the following table:

	Year Ended
	December 31,
	2025	2024	2023
Net revenue	$1,379,222	$1,271,107	$1,287,704
Net revenue growth (decline)	8.5%	(1.3)%	4.8%
Gross margin as a % of net revenue	38.9%	39.4%	42.0%
Net and comprehensive income as a % of revenue	4.9%	5.4%	9.7%
Our Competitive Strengths
A Design-Led, Artisan-Crafted Concept Delivering Livable Luxury
We offer a differentiated concept within the premium home furnishing and décor market by combining design-led products, quality craftsmanship, compelling value, and an integrated omni-channel model. Our artisan-crafted, globally curated products are designed to balance elevated style with durability and everyday livability.

We engage clients through an omni-channel model grounded in our long-standing conviction that retail is theater, with physical Showrooms serving as immersive, inspirational brand environments and our eCommerce channel functioning as a natural extension of those spaces.
In a highly fragmented market with limited scale, we believe our premium positioning, vertically integrated model, service-oriented approach, and curated product assortment position us well to expand brand awareness and gain market share over time.
Highly Experiential, Integrated Omni-Channel Model

Our integrated omni-channel model supports a premium, high-touch client experience and the execution of our growth strategy. By combining immersive Showrooms with digital engagement, interior design services, exclusive artisan-crafted products, and white-glove fulfillment, our omni-channel model offers purchasing and personalized service at scale. This integrated approach allows product, service, and engagement channels to reinforce one another, supporting higher client engagement, repeat behavior, and durable revenue growth over time.
For more information, see the “Omni-Channel Model ” section herein.
Our Customer Mix
Our business is supported by a mix of customers, including our core customer, customers that work with our Arhaus interior designers, and trade. Interior designer-assisted projects generally exhibit higher average order values (“AOVs”), repeat purchasing behavior, and increased visibility into future projects. This customer mix is supported by our omni-channel model and service-oriented approach.
Industry-Leading Personalization and Customization
Our omni-channel model supports extensive personalization and customization, allowing clients and designers to tailor products across hundreds of silhouettes, fabrics, and leathers. These capabilities are supported in Traditional Showrooms, Design Studios, and eCommerce and are enabled by our vertically integrated sourcing model and domestic manufacturing capabilities.
A significant portion of our upholstery assortment is produced domestically in the United States, with approximately 70% sourced domestically based on merchandise receipts in 2025. The largest portion of this production occurs at our own manufacturing facility in North Carolina, which provides enhanced control over design, quality, and lead time. We believe these capabilities differentiate Arhaus, support deeper client engagement, and reinforce our ability to deliver highly personalized, lifestyle-driven products.
Strong Direct Global Sourcing Relationships
Our direct global sourcing relationships enable us to offer high-quality, differentiated products with compelling value. We maintain long-standing relationships with a network of global vendors and artisans, supporting consistent product quality, supply chain resilience, and a high degree of product exclusivity. As of 2025, over 90% of our products, based on net revenue, are exclusive to Arhaus.
Our in-house design and product development teams work closely with our sourcing relationships to innovate and bring new assortments to market.
For more information, see the “Our Premium, Artisan-Crafted Products” section herein.
Capital Discipline, Scalable Infrastructure, and Superior Unit Economics
Our Showroom expansion strategy is grounded in a disciplined, market-by-market approach, with rigorous evaluation applied to each investment based on location, format, and customer demographics. While performance varies by Showroom, our Showrooms have delivered attractive unit-level financial performance across our footprint and have operated successfully across a range of geographic regions, market sizes, and Showroom formats. Our Showroom experience spans large and small markets, as well as urban and suburban locations, with generally comparable average unit volumes across the Northeast, West, Midwest and South regions. This Showroom experience informs our site selection and capital deployment decisions as we continue to penetrate new markets in a selective and disciplined manner.

For more information, see the “Showrooms and Real Estate Strategy” section herein.
In addition, we are making significant, multi-year investments in technology, distribution, and manufacturing infrastructure designed to support growth, improve operational efficiency, and enhance client experience.
For more information, see the “Investments in Scalable Infrastructure, Distribution, and Delivery” section herein.
Our debt-free balance sheet, strong liquidity, and disciplined capital allocation framework, provide financial flexibility to invest through economic cycles while maintaining financial strength. We believe this long-term, disciplined approach supports sustainable value creation.
Our Growth Strategies
We believe there is meaningful opportunity to drive sustainable growth and profitability by expanding brand awareness and deepening client engagement through disciplined execution of our operating model. Our growth initiatives, supported by our omni-channel model, are designed to deliver net revenue growth, improve operating leverage, and long-term value creation.
To date, we have funded these investments through operating cash flows, reflecting our disciplined capital allocation approach and focus on maintaining financial flexibility.
These growth initiatives include:
•Premium, artisan-crafted product that differentiates the brand
•Expansion of our Showroom footprint to increase awareness, engagement, and conversion
•Increased brand awareness and client engagement through immersive experiences and storytelling, including catalogs and social media
•An integrated omni-channel model that supports a connected client journey
•Investments in scalable infrastructure to support growth
Our Premium, Artisan-Crafted Products

We are a lifestyle brand and omni-channel retailer of premium home furnishings and décor focused on providing livable luxury to clients. Our differentiated concept is centered on offering heirloom quality, artisan-crafted furniture and décor designed to be used and enjoyed throughout the home. We travel globally to gather inspiration, curate our collection, and select vendors that share our commitment to design responsibly sourced, lovingly made, and built to last premium products.
We have longstanding relationships with many of our vendors, which provide several competitive advantages, including consistent product quality and a high degree of exclusivity. Over 90% of our products, based on net revenue in 2025, are exclusive to Arhaus and are not available through other retailers. We offer a broad range of product assortment across furniture, outdoor, bath, lighting, textiles and décor categories, enabling clients to furnish entire homes through a single, integrated brand.
Our product assortments span a wide range of categories and styles, including bedroom, dining room, living room, home office furnishings, and include sofas, dining tables and chairs, accent chairs, console and coffee tables, beds, headboards, dressers, desks, bookcases, modular storage, among many more items. Our outdoor product assortment includes outdoor dining tables, chairs, chaises and other furniture, lighting, textiles, décor, umbrellas and fire pits. Our bath product assortment includes vanities and storage pieces, faucets and hardware, and Turkish bath towels. Our lighting product assortment consists of a variety of distinct and artistic lighting fixtures, including chandeliers, pendants, table and floor lamps and sconces. Our textile product assortment includes handcrafted indoor and outdoor rugs, bed linens, and pillows and throws. Our décor product assortment ranges from wall art to mirrors, vases to candles, and many other decorative accessories.
Many of our products are conceived and developed by our in-house design team of highly skilled and experienced members. We have invested, and expect to continue investing, in our product development capabilities. We believe these investments enhance our competitive advantages by offering clients premium quality and customized product at a compelling value and ultimately drive long-term net revenue growth.
We maintain relationships with nearly 400 vendors, and our top 10 vendors, including our internal manufacturer, represent approximately 50% of our net revenue in 2025. Only one of our external vendors accounts for more than 10% of our net revenue, and two other external vendors each account for more than 5% of net revenue. With respect to sourcing, the United

States accounts for the largest share of our net revenue, including our internal manufacturing, with the remainder sourced across multiple countries.
In addition to product design and development, we have upholstery manufacturing capabilities which allow us to create intricate, high quality products at attractive prices and margins. Our ability to design, customize, and scale products and services across our omni-channel model enables us to deliver a consistent client experience while supporting operating efficiency and growth. Our vertically integrated model and direct sourcing allows us to offer a compelling value for clients while supporting attractive profitability. We reported gross margin as a percent of net revenue of 38.9%, 39.4% and 42.0% for the years ended December 31, 2025, 2024 and 2023, respectively.
Showrooms and Real Estate Strategy
As of December 31, 2025, we operated 107 Showrooms across 31 states. Our top 10 Showrooms as measured by net revenue in 2025 are located across 9 different states, reflecting broad geographic demand.
Our Showroom portfolio includes Traditional Showrooms, Design Studios, and Lofts, which are outlets we operate under the branding “Arhaus the Loft”. These locations represent a component of our retail footprint complementing our Traditional Showrooms and Design Studios.
Traditional Showrooms are larger-format spaces averaging approximately 17,100 square feet and are designed to showcase complete lifestyle vignettes and curated assortments across categories.
Design Studios are smaller-format locations averaging approximately 5,700 square feet and serve as an extension of our interior design services, offering a highly curated product selection in select markets where a more compact footprint is appropriate, including affluent second-home destinations. Both formats are designed to support high-touch and personalized service.
Our Showrooms are staffed by trained design consultants and interior designers who provide product expertise and design guidance. These teams are compensated in part through commission-based structures, which may represent a significant portion of their total compensation.
Our real estate strategy focuses on locating Showrooms in high traffic, top tier retail locations that we believe align with the demographics, lifestyle preferences, and shopping behaviors of our target clients. We generally favor locations near other luxury and contemporary retailers that complement our brand positioning and enhance visibility and brand awareness.
We believe there is significant whitespace opportunity in both existing and new markets. Based on our analysis, we have identified approximately 165 total locations in the United States that could support Traditional Showrooms and approximately 50 total locations that could support Design Studios. This current view of the domestic opportunity may evolve over time as market conditions, client demand, and operating experience continue to develop.

The following table lists the number of Showrooms in each state where we operate within the United States as of December 31, 2025:

Locations	Showrooms	Locations	Showrooms
Alabama	1	Missouri	1
Arizona	2	Montana	1
California	16	New Hampshire	1
Colorado	6	New Jersey	5
Connecticut	3	New York	4
Florida	9	North Carolina	4
Georgia	3	Ohio	9
Illinois	4	Oklahoma	1
Indiana	1	Pennsylvania	4
Kansas	1	South Carolina	1
Kentucky	3	Tennessee	1
Louisiana	1	Texas	8
Maryland	4	Utah	1
Massachusetts	3	Virginia	4
Michigan	3	Wisconsin	1
Minnesota	1
The following table lists the composition of our Showrooms as of each period presented:

	December 31,
	2025	2024
Traditional Showrooms	90	85
Design Studios	9	11
Lofts	8	7
Total Showrooms	107	103
From January 1, 2024 to December 31, 2025, we successfully opened or relocated 28 new Showrooms. Our recent Showroom growth is summarized in the following table:

	December 31,
	2025	2024
Showrooms open at beginning of period	103	92
Showrooms opened (1)	12	16
Showrooms closed for relocations	(7)	(5)
Showrooms closed permanently	(1)	—
Showrooms open at end of period	107	103
(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Brand Awareness and Client Engagement

We seek to increase brand awareness and client engagement through an omni-channel model that combines physical Showrooms, eCommerce, interior design services, and a differentiated product assortment. We believe this approach supports consistent client engagement across multiple touchpoints.
Omni-Channel Model
We engage clients through an omni-channel model that serves as the operating foundation of our growth strategy, linking product, Showrooms, brand engagement, service, and fulfillment into a single, integrated system. Leveraging data, technology, and design capabilities, we meet clients wherever and however they choose to shop.

Our omni-channel model integrates immersive physical Showrooms, eCommerce, catalogs and digital media, interior designer services, trade services, and personalized client engagement, ensuring each touchpoint reinforces the others and amplifies the impact of our growth investments. This integrated approach supports brand awareness, engagement, conversion, and long-term client relationships.

Our product development and omni-channel model, together with our infrastructure and scale, enable growth to compound across channels rather than operate in silos, delivering a compelling combination of design, quality, and value. Clients can begin, continue, and complete their journey seamlessly across touchpoints, supporting higher engagement, repeat behavior, and durable revenue over time.
Showrooms
Our Showrooms are immersive, design-forward environments and serve as an important driver of brand awareness, client acquisition, and engagement. They are designed to convey our curated, livable luxury concept through fully appointed room vignettes that allow clients to experience our products in a tangible and inspirational way and reimagine how those products may be used in their own homes.
Within our Showroom strategy, we operate complementary formats including Traditional Showrooms and Design Studios, each serving a distinct role in our omni-channel model:
Traditional Showrooms represent our full, immersive brand expression. These locations are inspirational environments that showcase a broad assortment of furniture and décor across fully styled room settings. They are designed to inspire clients, build emotional connection to the brand, and support full-home and multi-room projects.
Design Studios are purpose built, project focused environments. These locations are highly curated and tailored for more targeted client and trade interactions, providing a dedicated setting to collaborate with interior designers, review materials and finishes, and work through specific room or whole-home projects. Design Studios are intended to be efficient, design centric spaces that support customization and high touch service.
Both formats are guided by a consistent brand vision, product mix, and design elements, while allowing flexibility to reflect regional market characteristics and local design preferences. Layouts are refreshed regularly as visual merchandising teams update displays to highlight new collections and enhance the client experience. Our Showroom formats extend our physical footprint and support our omni-channel model by meeting clients wherever they choose to engage with the brand.
eCommerce
Our eCommerce platform serves as a key entry point into the Arhaus ecosystem. It enables clients to research, discover, and engage with our assortment, access inspirational and educational content, and transact digitally. The website functions as a virtual extension of our Showrooms. Clients may begin, continue, or complete their shopping journey online, supported by digital tools and access to design experts. We continue to invest in our digital platform to enhance functionality, integration, and personalization across our omni-channel model.
Print and Digital Media
We utilize a combination of print and digital media as core storytelling and demand-generation tools. Seasonal catalogs, typically distributed for the spring and fall, are offered in both physical and digital format and are supported by additional targeted direct mailings throughout the year. These catalogs play an important role in showcasing our products, highlighting craftsmanship and artisans, and reinforcing emotional connections to the brand. In addition to catalogs, we maintain an active digital and social media presence to support storytelling, highlight new collections, and drive traffic to both our Showrooms and eCommerce platform.
Interior Designer Services
We offer complimentary interior design services that provide personalized support across the design and purchasing process. Our interior designers work closely with clients in Showrooms, online, and within their residences to convert inspiration into full-room and whole-home projects. Clients who engage with our interior design services generate AOVs over four times higher than those of a standard order, and approximately 40% of these clients become repeat purchasers. We believe interior design services represent a scalable, underpenetrated growth opportunity that deepens engagement, increases lifetime value, and supports revenue growth.

We welcome all clients to use our complimentary interior designer services with no appointment required. As of December 31, 2025, we had 142 interior designers in 97 Showrooms compared to 130 interior designers in 89 Showrooms as of December 31, 2024.
Trade and Professional Services
We support interior designers and other trade professionals through a dedicated program that provides access to our premium product assortment, design resources, customization capabilities, and service offerings. With trade underpenetrated relative to the size of the addressable market, we believe this channel represents a meaningful long-term growth opportunity. These relationships typically generate planned, project-based demand, larger project scope, and increased visibility into future activity.
Investments in Scalable Infrastructure, Distribution, and Delivery
We manage the distribution and delivery of our products through a network of distribution centers located in Boston Heights, Ohio; Dallas, Texas; and Conover, North Carolina. These facilities support fulfillment across all our sales channels.
Our Boston Heights, Ohio distribution facilities comprise approximately 1,028,500 square feet, of which approximately 900,000 square feet is dedicated to distribution, with the remainder serving as our corporate headquarters.
Our Dallas, Texas distribution center consists of approximately 800,700 square feet. The facility was previously managed by a third-party logistics provider and was transitioned to Arhaus in 2025.
Our Conover, North Carolina facility totals approximately 497,000 square feet, of which approximately 307,000 square feet is dedicated to distribution, with the remainder primarily supporting manufacturing.

In addition to our distribution centers, we partner with third-party service providers to manage home delivery services for our clients.
We have made significant, multi-year investments in technology, distribution, and manufacturing to support growth and improve operational efficiency. Our view is that a debt-free balance sheet, strong liquidity, and disciplined capital allocation provides financial flexibility to invest through economic cycles while maintaining financial strength. We believe this long-term, disciplined approach supports sustainable value creation.
For more information, see the “Liquidity and Capital Resources” section herein.
Marketing and Advertising
We use a variety of marketing and advertising approaches to generate client traffic across all of our sales channels, strengthen and reinforce brand awareness, attract new clients and encourage repeat purchases from existing clients. We believe our Showrooms and website, catalogs, mailings, digital offerings and social media engagement, among other things, act as important branding and advertising vehicles.
Our print and digital media strategy serves as a key driver of net revenue through both our Showrooms and website. Our clients respond to the catalogs mailings and digital offerings across all of our sales channels. We continue to evaluate and optimize our print and digital media strategy based on our experience.
In addition, we will continue to increase our brand awareness by expanding our Showroom footprint, increasing digital marketing, and improving website features and analytics. We believe that increased brand awareness will lead to higher net revenue in our Showrooms and eCommerce sales channels over time.
Seasonality
Our quarterly results depend upon a variety of factors, including Showroom openings, the introduction of new merchandise, changes in our product offerings, shifts in timing of various events such as holidays, Showroom closures, catalog releases, promotional events, and the realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect comparisons between the quarters, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full year.

Competition
The United States home furnishings and décor market is highly fragmented and competitive, with approximately 23,000 retail establishments as of 2024, according to the Bureau of Labor Statistics. We compete with national, regional, and local home furnishing retailers, as well as department stores, mail-order catalogs, online retailers focused on home furnishings, interior design trade and specialty Showrooms, antique dealers and other merchants that provide unique items and custom-designed product offerings.
We believe we compete primarily on the basis of our design, quality, value, and service. Our vertically integrated model and deep network of direct sourcing relationships allow us to bring to market high quality and differentiated products at competitive price points. We believe our distinctive brand based on livable luxury, our strong direct global sourcing relationships, and our highly experiential omni-channel model allow us to differentiate ourselves from competitors.
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
Human Capital
As of December 31, 2025, we had approximately 2,800 employees and 30 temporary employees, including approximately 100 part-time employees. As of that date, approximately 1,200 of our employees were based in our Showrooms, 580 of our employees were based in our warehouses, distribution centers and third party logistic warehouses, 310 of our employees were based in our manufacturing facility, and 740 of our employees were based in our corporate headquarters. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relationship with our employees is positive.
We are currently managed by a group of experienced senior executives, including our Co-Founder, Chairman and CEO, John Reed, and other key team members with substantial knowledge and understanding of the Company and the industry sector in which we operate. Our success and future growth depend largely upon the continued services of our management team, as well as our qualified associates across all parts of our organization, including our Showrooms, distribution centers and manufacturing facilities, many of whom have been promoted from within Arhaus.
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
•fluctuations in the growth rate of our business in terms of revenue, earnings and margins, which may not be sustained in future periods;
•our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by specialty and artisan vendors;
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
•risks associated with the planning or implementation of technology upgrades, including new enterprise resource planning system; and
•the dual class structure of our common stock, which has the effect of concentrating voting power with our Founder and the Founder Family Trusts, gives our Founder and the Founder Family Trusts substantial control over us, including over matters that require the approval of stockholders, and their interests may conflict with ours or those of our other stockholders.
Risks Related to Our Business and Industry
We may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue to expand our operating and retail infrastructure, including adding new and updating existing Showrooms, increasing sales and marketing efforts, growing our eCommerce sales channel, enhancing our omni-channel model, expanding into new geographies, developing new products, investing in new technology, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be costlier than we expect, and we cannot guarantee that we will be able to increase our net revenue to offset our operating expenses. Our net revenue growth may slow or our net revenue may decline for a number of reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. If our net revenue does not grow at a greater rate than our operating expenses, we will not be able to maintain profitability.
We have experienced fluctuations in the growth rate of our business in terms of revenue, earnings and margins may not be sustained in future time periods.
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
Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as the initial periods of significant economic uncertainty and reduced economic activity as a result of the COVID-19 pandemic as well as slowdowns in the housing market. In addition, our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit. In particular, our business performance is linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate are expected to have an impact on the strength of our business in those local markets, including with respect to volatility in consumer demand and sentiment. Our business trends are frequently correlated closely with conditions in financial markets including the stock market. The global economic environment remains subject to uncertainty, including the effects of inflation, interest rate changes, and evolving macroeconomic and policy conditions. In the event that equity and credit markets experience volatility and disruption, consumer demand for our product and our results of operations may be adversely affected.
In addition, our rates of revenue growth have fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including:
•the overall economic and general retail sales environment, including changes in consumer discretionary spending, confidence, and broader macroeconomic conditions;
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
Our business model includes offering exclusively designed, high-quality products, and we purchase the vast majority of our merchandise from a number of third-party vendors. Although we do not rely on one or a small group of vendors for a majority of our products, and we have longstanding relationships with many of our vendors, some vendors are the sole sources for particular products, and we may be dependent on particular vendors that produce popular items, and may not be able to easily find another source if a vendor discontinued selling to us. For example, we purchased upholstery products representing approximately 10% of our total net revenue in 2025 from McCreary Modern, Inc. If any of our vendors, including our significant or sole-source vendors, were unable or unwilling to continue to sell us product, we may be unable to replace quickly or effectively the products sold to us by such vendor, or do so on similar or favorable terms, which could have an adverse impact on our business.

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
Disruption in our receiving and distribution system or increased costs as a result of the continued integration of our recently opened distribution and manufacturing centers could adversely affect our business.
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

All of our products imported into the United States are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, the U.S. has recently announced its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. Since the beginning of 2025, the U.S. has announced several different measures regarding tariffs. As the implementation of tariffs is ongoing, more tariffs may be added in the future. As of the date of this Annual Report, discussions remain ongoing with respect to tariffs on imports from various countries, including China, Canada and Mexico. The current tariff environment is dynamic and uncertain. These tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our or our vendors’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our clients or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.

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
We rely upon, and have contracts with, third-party carriers to transport products from our vendors and to our distribution centers, third-party warehouses, and Showrooms for delivery to our clients. As a result of our dependence on third-party providers, we are subject to risks, including labor disputes, union organizing activity, adverse weather, natural disasters, climate change, the closure of our carriers’ offices or a reduction in operational hours due to an economic slowdown or the inability to sufficiently ramp up operational hours during an economic recovery or upturn, availability of adequate trucking or railway providers, possible acts of terrorism, international conflicts, outbreaks of disease (such as the COVID-19 pandemic) or other factors affecting such carriers’ ability to provide delivery services and meet our shipping needs, disruptions or increased fuel costs and costs associated with any regulations to address climate change. For example, due to the outbreak of the COVID-19 pandemic, our third-party providers experienced transportation disruptions and restrictions, labor shortages, vessel schedule changes, congestion and delays at ports, and a shortage of shipping containers needed to ship our products, which adversely impacted our inventory levels and resulted in a high number of client backorders. Recently, we have also experienced delays related to disruptions in international shipping channels. Failure to deliver merchandise in a timely and effective manner could cause clients to cancel their orders and could damage our brand and reputation, which could have a material adverse effect on our business, financial condition, operating results and prospects. Our reputation for providing a high level of client service is dependent on such third-party transportation providers delivering our product shipments in a timely manner. Further, in the event of delays by a third-party carrier, we may have to transition to a different third-party carrier, and such transition can take months to effectuate. In addition, fuel costs have been volatile, and transportation companies continue to struggle to operate profitably, which could lead to increased fulfillment expenses. Any rise in fulfillment expenses could negatively affect our business and operating results.
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
If we are unable to effectively manage our inventory levels and the responsiveness of our supply chain, including predicting the appropriate levels and type of inventory to stock within our distribution centers, our business and operating results may be harmed. For example, in recent years we experienced elevated levels of demand for many of our products, and as a result, encountered delays in fulfilling this demand and replenishing to appropriate inventory levels. Furthermore, demand for our products is influenced by certain factors, like the popularity of certain Showroom aesthetics, cultural and demographic trends, marketing and advertising expenditures, and general economic conditions, all of which can change rapidly and result in a quick shift in consumer demand. As a result, consumer preferences cannot be predicted with certainty and may change between selling seasons. We must be able to stay current with preferences and trends in our brands and address the consumer tastes for each of our target consumer demographics. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market or to constraints in our supply chain if our vendors do not have the capacity to handle elevated levels of demand for part or all of our orders or could experience delays in production for our products. If we misjudge either the market for our merchandise or our clients’ purchasing habits or we experience continued or lengthy delays in fulfilling client demand, our clients could shop with our competitors instead of us, which could harm our business. Additionally, much of our merchandise requires that we provide vendors with significant ordering lead times and we may not be able to source sufficient inventory if demand for a product is greater than anticipated. Alternatively, we may be required to mark down certain products to sell any excess inventory or to sell such inventory through our Lofts or other liquidation channels at prices that are significantly lower than our retail prices, any of which would negatively impact our business and operating results. The inability to respond quickly to market changes could have an impact on our expected growth potential and the growth potential of the market.
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
During the course of preparing for our IPO, we identified material weaknesses in our ICFR as described below and these material weaknesses remained outstanding as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
•We did not design and maintain an effective control environment due to a lack of an appropriate level of experience and training related to internal control over financial reporting. Additionally, the lack of experience and training resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties across our significant business processes. This material weakness contributed to the following additional material weakness.
•We did not design and maintain sufficient accounting policies, procedures and controls, or maintain adequate documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process and the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls.

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

Remediation Activities

As of December 31, 2025, the previously disclosed material weakness related to not designing and maintaining effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions was remediated through the following:

•Hired and retained personnel with the knowledge and experience to identify and account for non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions.
•Enhanced company policies related to review of significant contracts prior to execution for critical accounting terms.
•Enhanced controls over non-routine or complex transactions to ensure a complete and accurate population of transactions to validate proper application of U.S. GAAP for such transactions.
With the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. Although the material weaknesses existing as of December 31, 2025 cannot be considered remediated until the related controls have operated effectively for a sufficient period of time and have been tested, we have made meaningful progress and continue to execute our remediation plan, including:
•Established a cross functional taskforce of senior leaders with expertise in designing and implementing internal controls to oversee remediation activities. The taskforce is responsible for the oversight of our remediation plan including development of actions plans for individual control deficiencies.
•Established regular meetings between senior management and members of the Audit Committee to discuss and report on remediation progress and objectives. Additionally, progress updates are regularly provided to the Board of Directors.
•Outsourced our internal audit department to a third-party service firm and transitioned our former internal audit department to our business process improvement function, which is assisting with control design, implementation, and remediation execution.
•Evaluated and enhanced the accounting organization by assessing personnel competency and capacity, hired additional qualified technical accounting, financial reporting, and lease accounting experts (including senior level leaders), and strengthened training, oversight, and the internal review processes to ensure the team possesses the appropriate knowledge and experience to design, execute, and oversee ICFR related activities.
•Assessed and continue to evaluate the IT function to ensure that it is adequately staffed with personnel possessing the necessary ICFR related knowledge and competencies. Significant personnel additions have been made within our IT department and across the organization, including executive and senior level hires.
•Hired and continue to hire additional personnel to enhance the segregation of duties in the IT department, particularly between IT development and IT operations.
•A multi-year company-wide initiative has begun to modernize the Company’s IT infrastructure to be capable of streamlining many of our manual financial reporting processes, enhancing our information technology control environment and mitigating the underlying internal control gaps and limitations that cannot be remediated within current systems.
•Conducting and continuing to conduct trainings for control owners and performers on key ICFR topics including, but not limited to:
–user access review completion;
–review and conclusions around Systems and Organization Control I (“SOC1”) reports;
–software used in accounting;
–validation of the system generated data used in the execution of a control;
–account reconciliation formats and required support;
–journal entry review and support; and
–maintaining evidence of control support.

•Enhanced communications to employees regarding our internal control environment and related expectations. We continue to take steps to ensure personnel both existing and newly hired are adequately trained with the appropriate level of knowledge and understanding of ICFR and its importance.
•Updated our policies and procedures to establish and maintain effective segregation of duties for our accounting staff in relation to journal entries, reconciliations and other applicable processes. To supplement existing procedures, management implemented an account reconciliation software tool which increased the reliability around the monthly financial statement close procedures through utilization of period-end closing task checklists and standardized reconciliation processes.
•Designed and implemented formal processes, policies and procedures to support our financial close process, including but not limited to:
•formalized procedures over the review of our financial statements;
•implemented period-end closing task checklists; and
•standardized reconciliation process.
•Management will continue to evaluate and refine its financial statement close process to enhance processes around the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls. Enhanced the design of the control activities over the review of our consolidated balance sheet and statement of cash flows to help ensure that the classification of operating and investing activities is appropriately presented in the statement of cash flows.
•Designed and implemented policies and procedures, including but not limited to:
–lease accounting;
–revenue recognition;
–inventory;
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
•Continued designing and implementing additional program change management policies and procedures, control activities, and tools to help ensure that changes affecting key financial systems related to IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately.
•Designed and implemented a formal systems development lifecycle methodology and related program development controls to help ensure that significant IT change events are appropriately tested and approved. These controls will need to operate for a period of time and be tested for operating effectiveness.
•Continued to enhance the design and operation of control activities and procedures within the computer operations domain to help ensure that key batch jobs and interfaces are monitored, processing failures are adequately resolved, and recovery capability is tested.
•Continued to enhance data backup procedures to help ensure that systems are adequately backed up and maintained and recovery of data from backups is tested.
•Continued identifying, evaluating and began testing key IT dependencies including key reports, automated application controls, interfaces and end user computer operations.

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
We are currently managed by a group of experienced senior executives, including our Co-Founder and CEO, John Reed, and other key team members with substantial knowledge and understanding of the industry sector in which we operate. Our success and future growth depend largely upon the continued services of our management team. If, for any reason, our executives do not continue to be active in management, or we lose such persons, or other key team members, or we fail to identify and/or recruit for current or future positions of need, our business, financial condition or results of operations could be adversely affected.
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
We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Facebook, TikTok and Pinterest accounts, as well as our own content on our website. We maintain relationships with many social media influencers and may engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to use social media platforms as marketing tools in a cost-effective manner or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new clients and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.
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
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our brand, grow our business, attract new clients and retain existing clients. In particular, we rely on search engines, such as Google, and social media platforms such as Instagram, Facebook, TikTok and Pinterest as important marketing channels. In addition to purchasing traditional advertising space on search engines and social media platforms, we also partner with influencers who promote our brand and products to their followers. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively market through these channels. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our social media influencer partners will be interested in buying our products, or if our influencer partners will maintain their follower numbers throughout the time of our partnerships. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
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
Print media mailing is a significant component of our marketing activities. The cost of catalog production, printing and distribution impacts our operating margin and increases in these costs may not be offset by increased revenue generated. In addition, postal service delays can affect the timing of catalog delivery, which could cause clients to forego or defer purchases. Moreover, we rely on external printers for our catalog printing work, which subjects us to various risks if the vendor fails to perform under our agreement. We have historically experienced fluctuations in our clients’ response to our catalogs. Client response to our catalogs is substantially dependent on merchandise assortment, availability and creative presentation, as well as the consumers to whom the catalogs are directed, timing of delivery of our mailings, the general retail sales environment and current domestic and global economic conditions. If we misjudge the correlation between our catalog marketing and net revenue, or if our catalog strategy overall does not continue to be successful, our results of operations could be negatively impacted.
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
If we are unable to successfully adapt to client shopping preferences or develop and maintain a relevant and reliable omni-channel model for our clients, our financial performance and brand image could be adversely affected.
We are continuing to grow our omni-channel business model. While we interact with many of our clients through our Showrooms, our clients are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our Showrooms. Our clients also engage with us online through our social media channels, including Instagram, Facebook, TikTok and Pinterest, by providing feedback and public commentary about aspects of our business. Omni-channel retailing is rapidly evolving. Our success depends, in part, on our ability to anticipate and implement innovations in client experience and logistics in order to appeal to clients who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to continue to implement our omni-channel initiatives or provide a convenient and consistent experience for our clients across all channels that delivers the products they want, when and where they want them, our financial performance and brand image could be adversely affected.
Our future growth depends on our ability to successfully implement our organic growth strategy, a major part of which consists of opening new Showrooms. We may be unable to successfully open and operate new Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
As of December 31, 2025, we had 107 Showrooms, including 90 Traditional Showrooms, 9 Design Studios, and 8 Lofts, in 31 states in the United States. A major part of our organic growth strategy consists of increasing our Showroom base. Such large-scale projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. For example, we experienced some delays in certain projects on account of the COVID-19 pandemic’s impact on business conditions and may experience similar delays in the future due to similar outbreaks of infectious diseases. There can be no assurance that we will succeed in opening additional Showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
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
The home furnishings sector is highly competitive. We compete with the interior design trade and specialty showrooms, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings. We also compete with national and regional home furnishing retailers and department showrooms, including RH, Room & Board, Serena and Lily, Williams Sonoma and Crate & Barrel. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain although some of these digital offerings have gained market share primarily in areas outside the luxury end of the market.
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
We collect deposits from our clients at the time of purchase and in advance of delivering products, and as of December 31, 2025, we had approximately $236 million in client deposits. If there were disruptions in the financial markets or economy that led to significant client order cancellations, there can be no assurance that we will have the cash or cash equivalents to refund all client deposits for cancelled orders. If we are unable to refund client deposits or use our client deposits as a source of funding for our operating activities, our reputation and brand may be damaged and our funding costs may increase, which would have a material adverse effect on our business, financial results and condition.
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
The extent to which a public health issue could impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the public health issue; government, business and individual actions that have been and continue to be taken in response; the impact of the public health issue on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; the possibility of having to close or limit the hours of operations of our Showrooms; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed shipments from our suppliers and deliveries to our buyers; and weakened consumer demand. Additionally, the increased number of employees who work remotely during a public health emergency or outbreak could introduce additional operational risk, such as an increased vulnerability to cyber-

attacks, and harm productivity and collaboration. In addition, public health issues may also have the effect of exacerbating many of the other risks described elsewhere this “Risk Factors” section.
Risks Related to Data Privacy and Information Technology
If we are unable to effectively manage our eCommerce sales channel and digital marketing efforts, our reputation and operating results may be harmed.
Our eCommerce sales channel represented approximately 17% of total net revenue in 2025. We believe eCommerce offers a significant growth opportunity and our strategy includes investment in and expansion of our digital platform and eCommerce sales channel. The success of our eCommerce sales channel depends, in part, on third parties and factors over which we have limited control. We must continuously respond to changing consumer preferences and buying trends relating to eCommerce usage, including an emphasis on mobile eCommerce. Our success in eCommerce has been strengthened in part by our ability to leverage the information we have on our clients to infer client interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts.
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
No company can be entirely free of vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, and obtain information or data change continuously. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. We collect, process and store certain personal information and other data relating to individuals, such as our clients, artisans, and employees. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We and our vendors have been the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors have and in the future may suffer a security incident, which allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access, to sabotage systems, and to obtain personal information, confidential information, or other data change continuously and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing costs associated with the detection and prevention of cyber threats.
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

We are undertaking a multi-year process of upgrading our technology, including implementing a new enterprise resource planning (“ERP”) system, which is a major transformation that will modernize and replace many of our existing operating and financial systems, some of which are dated. Our dated systems could impact functionality and reliability and increase the risk of a disruption. The new ERP is critical to our ability to gather important information, source and deliver products, fulfill contractual obligations, maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures and adjustments to internal processes. Such implementations involve risks, including loss of information and potential disruption in operations. Any disruptions, delays or deficiencies in the design or implementation of the new ERP and related systems could result in significantly greater capital expenditures and management time and attention than currently contemplated and could adversely affect our ability to operate our business, including our ability to timely deliver products to our customers. Additionally, until all of our business functions, including our Showroom operations, are operating on or are fully integrated into our new systems, we will be required to operate and support legacy systems and new systems concurrently, which may increase costs and otherwise adversely affect our ability to operate our business. If the systems as implemented, or after additional investments, do not result in enhancing our ability to maintain accurate books and records, manage orders and deliveries of our products, file timely reports with the SEC or otherwise support the proper and efficient operation of our internal controls, then our financial condition, results of operations, cash flows, and the price of our common stock could be materially adversely affected.
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
If we are unable to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position could suffer. The costs of defending and enforcing our intellectual property assets may incur significant time and legal expense. While we will take all appropriate steps necessary to protect and enforce our rights because of factors beyond our control, we may not be entirely successful in protecting our assets, enforcing our rights or collecting on judgments.
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
Third parties may use trademarks and brand names similar to Arhaus’ trademarks and brand names and any potential confusion as to the source of goods or services could have an adverse effect on our business and may inhibit our ability to build name recognition in its markets of interest. Third parties may also oppose Arhaus’ trademark applications or otherwise challenge

Arhaus’ use of the trademarks. If Arhaus’ trademarks are successfully challenged, Arhaus could be forced to rebrand its products which could result in the loss of brand recognition and could require additional resources devoted to advertising and marketing new brands.
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
Failure by us, our manufacturers, or our vendors to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, compliance certificates and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions could result in a material effect on our operating results, business and financial condition, including increased operating costs.
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
Each share of our Class B common stock entitles its holders to ten votes per share on all matters presented to our stockholders generally, while each share of our Class A common stock entitles its holders to one vote per share on all matters presented to our stockholders generally. Our Founder and (i) the John P. Reed Trust dated 4/29/1985, as amended, of which Mr. Reed is trustee, (ii) the Reed 2013 Generation Skipping Trust, of which Messrs. Adams and Beargie are trustees, and (iii) the 2018 Reed Dynasty Trust, of which Messrs. Adams and Beargie are trustees (collectively, “the Class B Trusts”) control the voting power of all of the outstanding Class B common stock. As of February 13, 2026, our Founder beneficially holds approximately 31.98% of our outstanding capital stock and controls approximately 48.73% of the voting power of our outstanding capital stock. As of February 13, 2026, the Founder Family Trusts beneficially hold approximately 29.79% of our outstanding capital stock and control approximately 45.44% of the voting power of our outstanding capital stock. The current independent co-trustees of the Founder Family Trusts, Albert Adams and Bill Beargie, are also directors of the Company. Our Founder does not have the right to direct or control the voting of the shares of Class B common stock that are held by the Founder Family Trusts, and the independent co-trustees have sole voting and dispositive power over the Class B common stock held by the Founder Family Trusts. However, our Founder is the settlor of the Founder Family Trusts and is related to a majority of the beneficiaries of the Founder Family Trusts, and his views may be taken into account by the co-trustees and others related to the Founder Family Trusts. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. The shares of Class B common stock will automatically convert into shares of Class A common stock on the earliest to occur of (i) twelve months after the death or incapacity of our Founder, and (ii) the date upon which the then outstanding shares of Class B common stock first represent less than 10% of the voting power of the then outstanding shares of Class A common stock and Class B common stock.
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
Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock. In the aggregate, as of February 13, 2026, our Founder beneficially owns 45,078,259 shares of our Class B common stock, and the Founder Family Trusts, in the aggregate, beneficially own 42,037,341 shares of Class B common stock, representing all of the outstanding shares of Class B common stock. The shares of Class B common stock beneficially owned by our Founder represent approximately 48.72% of our total voting power. The shares of Class B common stock beneficially owned by the Founder Family Trusts represent, in the aggregate, approximately 45.44% of our total voting power.
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
At this time, we are unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting. See Item 9A Controls and Procedures, for management’s annual report on internal control over financial reporting as of December 31, 2025.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity is a critical priority and is integrated into our enterprise risk management framework. The Company maintains a risk-based, multi-dimensional cybersecurity program, guided by the National Institute of Standards and Technology Cybersecurity Framework 2.0 (“NIST CSF”). This program is designed to assess, identify, and manage material risks from potential threats to our data, systems, and networks, as well as those of our primary third-party suppliers.
We consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment. We deploy a suite of physical, administrative, and technological safeguards to protect our information systems, including personal data (employee, client, consumer and business partner), intellectual property, and confidential business information. These protections are designed to maintain the confidentiality, integrity, and availability of all information housed within our network infrastructure.
Key processes include:
•Risk-Based Controls: We continuously improve our cybersecurity program’s maturity, risk management framework, policies, procedures, and governance. Security controls are selected based on likelihood and severity of risk, impact on the Company and stakeholders, feasibility and cost, and operational impact.
•Incident Response Plan and Testing: We maintain a written incident response plan and dedicated teams to respond to incidents. Cross-functional teams assess priority and severity, and external experts may be consulted. Regular tabletop breach exercises, penetration tests, and simulations are conducted to improve our response capabilities.
•Education and Training: Our employees undergo cybersecurity awareness training and regular phishing awareness campaigns that are based upon and designed to emulate real-world contemporary threats. We work with external partners to develop and deliver education and training to mitigate cybersecurity risks.

•Third-Party Risk Management: Targeted cybersecurity assessments of suppliers are executed, evaluating their risk profiles and using a rating mechanism to identify vulnerabilities. Cybersecurity risks associated with third-party service providers including suppliers, software and cloud-based service providers are considered during contracting and vendor selection.
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
Cybersecurity Program Maturity and Continuous Improvement
We regularly assess our information security program against the NIST CSF and benchmark our maturity against leading practices in the retail sector.
Impact of Cybersecurity Risks
Based on the information available as of the date of this Form 10-K, we have no reason to believe any risks from cybersecurity threats, including previous incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see Item 1A, “Risk Factors” in this Form 10-K.
Cybersecurity Governance
The Company’s cybersecurity risk management and strategy processes are led by our Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”) and a dedicated cybersecurity team with experience across multiple industries in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing multiple industry and regulatory compliance environments. Cybersecurity and data privacy are priority matters as part of our management of risks. Our principal objectives are to protect our information technology equipment, networks, systems, and personal data (employee, client, consumer and business partner), as well as our intellectual property and confidential business information.
In support of these objectives, our Information Security Team (“IST”), a function that spans our organization, has designed a strategy using the NIST CSF to mitigate cybersecurity risks that could result in the unauthorized access to and disruption of systems, as well as unauthorized access to and acquisition and manipulation of data. In addition, our IST regularly meets with its business partners on cyber risk education and mitigation through communication of our projects and standards. Our CISO, who reports to our CIO, is responsible for implementing the NIST CSF.
Cybersecurity is an important part of our overall risk management processes and the Technology Committee (“Committee”) of our Board of Directors has primary oversight responsibility for cybersecurity and other technology risks. The Committee reviews and discusses with management our cybersecurity, privacy and data security programs, the status of projects to strengthen internal systems and any significant cybersecurity incidents. The Committee also reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks. In addition, our Board of Directors receives periodic updates regarding our cybersecurity program.

Item 2. Properties
Our corporate headquarters and primary distribution center are located at 51 E. Hines Hill Road, Boston Heights, Ohio, just outside of Cleveland, Ohio. We believe that our current corporate headquarters and facilities are well maintained. The following table sets forth the location, use and size of our corporate, distribution, manufacturing, warehouse, and retail facilities as of December 31, 2025:

Location	Use	Approximate Gross Square Footage
Boston Heights, Ohio(1)	Corporate headquarters and distribution center	1,028,500
Conover, North Carolina(1)	Distribution center and manufacturing facility	497,000
Hickory, North Carolina(1)	Warehouse	55,100
Dallas, Texas(1)	Distribution center	800,700
Walton Hills, Ohio(1)	Warehouse	235,900
Elyria, Ohio(1)	Warehouse	310,000
Traditional Showrooms, Design Studios and Lofts(1)(2)	Retail	1,835,500
(1) See Note 7 — Leases to our Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) We lease our Traditional Showrooms, Design Studios and Lofts in multiple locations across 31 states.
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
Share Repurchases
The following table contains information with respect to repurchases of shares made by the Company during the three months ended December 31, 2025. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
October 2025	530	$10.92	—	$—
November 2025	12,097	9.84	—	—
December 2025	—	—	—	—
Total	12,627	$9.89	—	$—
Holders of Record
As of February 20, 2026, there were 99 stockholders of record of our Class A common stock and 3 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or other nominees. The number of holders of record presented here also does not include beneficial stockholders whose shares may be held in trust by other entities.
Dividend Policy
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026 (the “Record Date”).

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant
Stock Performance Graph
The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the Dow Jones U.S. Furnishings Index. The graph assumes $100 was invested in our Class A common stock at the market close on November 4, 2021, which was the first day our Class A common stock began trading, and its relative performance is tracked through December 31, 2025. The graph uses the closing market price on November 4, 2021 of $12.80 per share as the initial value of our Class A common stock. Data for the Company, Nasdaq Global Composite

Index and Dow Jones U.S. Furnishings Index assumes reinvestment of dividends. The performance shown in the graph below is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Class A common stock.
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

$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
11/04/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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
This discussion and analysis addresses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions regarding our financial condition and results of operations for 2024 compared to 2023 not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
Founded in 1986 by John Reed, our CEO, and his father, Arhaus is a premium home furnishings brand built on a simple idea: furniture and décor should be responsibly sourced, lovingly made, and built to last. We operate a vertically integrated model, designing and sourcing products directly from skilled artisans and carefully selected manufacturing vendors around the world, including domestic upholstery production at our own North Carolina manufacturing facility. This approach enables us to offer a highly exclusive and customizable assortment of heirloom-quality furniture and décor designed to be used and enjoyed for generations. Design is at the core of everything Arhaus does. With more than 100 Showroom locations across the United States, our integrated omni-channel model connects every client touchpoint, from Showroom and interior design to eCommerce and catalog, allowing us to meet clients wherever and however they choose to shop while delivering a highly personalized client-first experience from discovery through delivery.
Our vertically integrated model, inclusive of design and product development teams, upholstery manufacturing capabilities, direct vendor sourcing, direct-to-consumer and direct-to-trade selling, allows Arhaus to maintain greater control over product quality, design integrity, and value. We offer merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family-friendly and lifestyle-oriented settings.
Based on third-party reports, publicly available data, and our internal research, we believe the United States premium home furnishings market is approximately $100 billion. This highly fragmented market is served by a large number of independent retailers, which we believe provides us a meaningful opportunity to increase market share over time. We believe that we are well positioned to grow market share through our differentiated brand positioning, scale, and strong resonance with affluent clients who value quality, craftsmanship, and design.
Products are designed for use throughout the home and are sourced directly from a global network of nearly 400 vendors. Through close collaboration with Arhaus product development teams and sourcing relationships, and supported by our vertically integrated model, we believe we are able to deliver high-quality products at a compelling value.
Arhaus strives to deliver a welcoming and inspirational experience across both Showrooms and eCommerce, guided by our belief that retail is theater. Showrooms are immersive, design-forward spaces that serve as an important driver of brand awareness and client engagement, while our eCommerce channel functions as a seamless extension of the physical Showroom experience. Our experienced design consultants and interior designers provide expert guidance and personalized service, supporting clients throughout their shopping journey. As of December 31, 2025, the Company operated 107 Showrooms in 31 states, consisting of 90 Traditional Showrooms, 9 Design Studios and 8 Lofts.

	December 31,
	2025	2024
Traditional Showrooms	90	85
Design Studios	9	11
Lofts	8	7
Total Showrooms	107	103

Total gross square footage (in thousands)	1,836	1,676
Showrooms with interior designers	97	89
States where we operate	31	30
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
Overall Economic Trends. The industry in which we operate is cyclical, and our net revenue is affected by general economic conditions, including conditions that affect the housing market and broader macroeconomic factors including the health and volatility of the stock market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, and that our sales are particularly affected by the health of the higher end consumer and demand levels from that consumer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, new household formation and the affordability of homes for first time home buyers, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, the number of second and third homes being purchased and sold, tax policies, interest rates, and perceived capital appreciation prospects in higher end real estate. Shifts in consumption patterns may continue to have an impact on consumer spending in the United States premium home furnishings market. In the past, we have experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods.
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
Our Strategic Initiatives. We are implementing a number of strategic initiatives that have had, and will continue to have, an impact on our results of operations. These initiatives include expanding our Showroom footprint, enhancing our digital marketing capabilities and eCommerce sales channel, increasing our product assortment, expanding our supply chain infrastructure, and continuing to invest in technology and related systems enhancements. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth and profitability rates in the near term and may amplify fluctuations in our growth rates from quarter to quarter.
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

Seasonality in Quarterly Results. Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, the opening of new retail locations, shifts in the timing of various events including holidays and other events such as Showroom closures, catalog releases, promotional events and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons among the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full year.
For example, our large catalogs and storewide sales for the spring and fall may drive higher written sales in the months they occur than in the other months in the year. Variable expenses related to written sales will also be higher in those months. Net revenue related to written sales is recorded in later months, depending on when the client obtains control of the merchandise.
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
Net Revenue and Written Sales (Formerly “Demand”). Net revenue is recognized when a client obtains control of the merchandise. We also track written sales in our business which is a key performance indicator linked to the level of client orders placed. Written sales is an operating metric that we use to measure the dollar value of orders (based on purchase price) at the time the order is placed, net of the dollar value of cancellations and returns (based on unpaid purchase price and amount credited to client). These orders are recognized as net revenue when a client obtains control of the merchandise. Because written sales is measured net of cancellations, all written sales will eventually become net revenue, with appropriate reserves, when delivered to the client.
Comparable Delivered Sales (Formerly “Comparable Growth”). Comparable Delivered Sales is the year-over-year percentage change of the dollar value of orders delivered (based on purchase price), net of the dollar value of returns (based on amount credited to client), from comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 15 consecutive months, which enables management to view the performance of those Showrooms without the dollar value of orders delivered for new Showrooms being included. Comparable Showrooms are defined as permanent Showrooms open for at least 15 consecutive months, including relocations in the same market. Showrooms record written sales immediately upon opening, while orders delivered take additional time because product must be delivered to the client. The dollar value of orders delivered for Loft comparable locations is included.
Comparable Delivered Sales provides management insight into business performance for a particular period by comparing the dollar value of orders delivered (based on purchase price) in a period compared to the prior comparable period. Since delivery generally coincides with recognition of net revenue, with appropriate reserves, Comparable Delivered Sales trends will more closely track trends in reported net revenue than Comparable Written Sales.
Comparable Written Sales (Formerly “Demand Comparable Growth”). Comparable Written Sales is the year-over-year percentage change in written sales from our comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 13 consecutive months, which enables management to view the performance of those Showrooms without new Showroom written sales. For Comparable Written Sales, comparable Showrooms are defined as permanent Showrooms open for at least 13 consecutive months, including relocations in the same market. The dollar value of orders written for Loft comparable locations is included.

Comparable Written Sales provides insight into business performance in a particular period by comparing the dollar value of orders (based on purchase price) placed in that period to the prior comparable period. Although these orders do not result in net revenue until the order is delivered at a later point in time, management utilizes this metric to evaluate core performance. While the underlying written sales that support this metric will generally translate into delivered sales over time, the Comparable Written Sales and Comparable Delivered Sales measures may not correlate in any specific period partially due the lag effects in both the numerator and denominator that occur between order placement and delivery, which tend to vary based on natural variations in the supply chain. Notwithstanding these limitations, management considers it useful to evaluate both measures together to assess overall performance trends and believes investors may find them useful when reviewed alongside reported results and other key metrics.
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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to written sales, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce sales channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new Showrooms, develop new product categories and otherwise pursue our current business initiatives. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are fixed.
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

The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024
Net and comprehensive income	$67,256	$68,550
Interest income, net	(3,032)	(3,163)
Income tax expense	24,723	22,372
Depreciation and amortization	46,793	39,086
EBITDA	135,740	126,845
Equity based compensation	9,182	7,640
Other expenses (income)(1)	170	(1,202)
Adjusted EBITDA	$145,092	$133,283
(1) Other expenses (income) represent costs and investments not indicative of ongoing business performance, such as loss (gain) on disposal of assets. For the year ended December 31, 2025, these other expenses (income) consisted largely of $0.1 million of loss on disposal of assets. For the year ended December 31, 2024, these other expenses (income) consisted largely of $1.2 million of gain on disposal of assets.

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities less net cash used in investing activities. We believe that Free Cash Flow is a useful measure that is helpful in understanding the strength of our liquidity and how our business generates cash. Management uses Free Cash Flow to evaluate our overall liquidity needs and determine appropriate capital allocation strategies. Free Cash Flow should not be considered in isolation or as an alternative to net cash from operating activities calculated in accordance with U.S. GAAP and should be viewed together with our other U.S. GAAP results.
Factors Affecting the Comparability of our Results of Operations
Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2024 to December 31, 2025 is summarized in the following table:

	December 31,
	2025	2024
Showrooms open at beginning of period	103	92
Showrooms opened (1)	12	16
Showrooms closed for relocations	(7)	(5)
Showrooms closed permanently	(1)	—
Showrooms open at end of period	107	103
(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes.
Consolidated Statements of Comprehensive Income Data (in thousands):

	Year Ended
	December 31,
	2025	2024
Net revenue	$1,379,222	$1,271,107
Cost of goods sold	842,814	769,878
Gross margin	536,408	501,229
Selling, general and administrative expenses	447,441	415,426
Loss (gain) on disposal of assets	81	(1,202)
Income from operations	88,886	87,005
Interest income, net	(3,032)	(3,163)
Other income	(61)	(754)
Income before taxes	91,979	90,922
Income tax expense	24,723	22,372
Net and comprehensive income	$67,256	$68,550
Other Operational Data (dollars in thousands):

	Year Ended
	December 31,
	2025	2024
Net revenue	$1,379,222	$1,271,107
Comparable delivered sales	3.6%	(8.0)%
Comparable written sales	1.3%	(2.2)%
Gross margin as a % of net revenue	38.9%	39.4%
Selling, general and administrative expenses as a % of net revenue	32.4%	32.7%
Income from operations as a % of net revenue	6.4%	6.8%
Net and comprehensive income	$67,256	$68,550
Net and comprehensive income as a % of net revenue	4.9%	5.4%
Adjusted EBITDA(1)	$145,092	$133,283
Adjusted EBITDA as a % of net revenue	10.5%	10.5%
Total Showrooms at end of period	107	103
(1) See “How We Assess the Performance of Our Business” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income.
Comparison of the Years Ended December 31, 2025 and December 31, 2024
Net Revenue
Net revenue increased $108.1 million, or 8.5%, to $1,379.2 million in 2025 compared to $1,271.1 million in 2024. The increase was driven primarily by $64.4 million of revenue growth related to Showrooms opened in 2024 and 2025, with the remainder due to increased demand for our products.
Gross Margin
Gross margin increased $35.2 million, or 7.0%, to $536.4 million in 2025 compared to $501.2 million in 2024. The increase was primarily driven by higher net revenue, partially offset by higher products costs of $40.6 million, increased Showroom occupancy costs of $18.1 million, higher delivery and transportation costs of $6.1 million and higher credit card fees of $3.4 million.

As a percentage of net revenue, gross margin decreased 50 basis points to 38.9% of net revenue in 2025 compared to 39.4% of net revenue in 2024. The gross margin decrease as a percentage of net revenue was primarily the result of higher Showroom occupancy costs, which increased 60 basis points, partially offset by delivery and transportation costs, which decreased 40 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $32.0 million, or 7.7%, to $447.4 million in 2025 compared to $415.4 million in 2024. The increase was primarily driven by a $16.4 million increase in general and administrative costs primarily related to corporate expenses, strategic investments to support and drive the growth of the business, including supply chain and technology improvements and warehouse expenses, in addition to a $15.6 million increase in selling expenses primarily related to new Showrooms.
As a percentage of net revenue, selling, general and administrative expenses decreased 30 basis points to 32.4% of net revenue in 2025 compared to 32.7% of net revenue in 2024.
Interest Income, net
Interest income, net decreased to $3.0 million in 2025 compared to $3.2 million in 2024.
Income Taxes
Income tax expense was $24.7 million in 2025 compared to $22.4 million in 2024. The increase was primarily due to higher income before taxes. Our effective tax rate was 26.9% in 2025 and 24.6% in 2024.
Net and Comprehensive Income
Net and comprehensive income decreased $1.3 million to $67.3 million in 2025 compared to $68.6 million in 2024. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing, Showroom rent, capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of December 31, 2025, we had cash and cash equivalents of $253.4 million.
For the year ended December 31, 2025, our principal sources of liquidity were cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies related to growth initiatives, including supply chain and technology improvements. In addition, our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of December 31, 2025, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid $0.4 million of the aforementioned special cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the year ended December 31, 2025, and $70.3 million on its Class A and Class B common stock to shareholders as of the Record Date and dividend equivalents on equity awards that vested during the year ended December 31, 2024.
We have begun a multi-year transformation that will replace certain of our existing systems with a modern and integrated platform encompassing a new ERP system, an order management system and a transportation management system. The total incremental investment in connection with these technology upgrades is expected to be approximately $30 million, including implementation and project staffing costs as well as licensing fees through 2030. Cash outflows were approximately $1 million during the year ended December 31, 2025, and we anticipate approximately $12 million in 2026 and $10 million in 2027, with cash outflows tapering in early 2028 as we transition to annual licensing and maintenance costs of approximately $2 million per year through 2030.
Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin (1.50%at December 31, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
In December, 2022, the Company amended the 2021 Credit Facility to increase the revolving credit commitment thereunder by $25.0 million. After giving effect to such increase, the aggregate amount of all commitments under the 2021 Credit Facility is $75.0 million.
In August 2024, the Company amended the 2021 Credit Facility to adjust the index rate from the Bloomberg Short-Term Bank Yield Index to the Term Secured Overnight Financing Rate. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at December 31, 2024).

In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at December 31, 2025. The Company did not have any outstanding letters of credit at December 31, 2024.

In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of the revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at December 31, 2025). At December 31, 2025 and 2024, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity on the 2021 Credit Facility was $69.9 million and $75.0 million, respectively.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$136,848	$147,109
Net cash used in investing activities	(77,816)	(99,534)
Net cash used in financing activities	(3,481)	(72,951)
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,551	$(25,376)

Net cash provided by operating activities
Comparison of the Year Ended December 31, 2025 and December 31, 2024
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For 2025, net cash provided by operating activities was $136.8 million and consisted of net income of $67.3 million and an increase in non-cash items of $132.9 million, which were partially offset by a change in working capital and other activities of $63.3 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $59.0 million primarily due to payments made under the related lease agreements, and an increase in merchandise inventory of $41.8 million, which were partially offset by an increase in client deposits of $15.1 million, an increase in accounts payable of $9.9 million, an increase in accrued expenses of $7.9 million, and a decrease in prepaid and other assets of $4.1 million.
For 2024, net cash provided by operating activities was $147.1 million and consisted of net income of $68.6 million, an increase in non-cash items of $108.8 million, which were partially offset by a change in working capital and other activities of $30.2 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $42.7 million, a decrease in operating lease liabilities of $37.9 million primarily due to payments made under the related lease agreements, an increase in prepaid and other assets of $2.5 million, a decrease in accrued expenses of $0.9 million, which were partially offset by an increase in client deposits of $47.1 million, an increase in accounts payable of $5.6 million, and a decrease in accounts receivable of $1.1 million.
Net cash used in investing activities
Comparison of the Year Ended December 31, 2025 and December 31, 2024
Investing activities consist primarily of capital expenditures related to investments in Showrooms, information technology and systems infrastructure, as well as supply chain investments.
For 2025, net cash used in investing activities was $77.8 million primarily due to investments in Showrooms, strategic investments in our supply chain, and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash used in investing activities	$77,816	$99,534
Less: Landlord contributions	20,922	33,587
Total capital expenditures, net of landlord contributions	$56,894	$65,947

Total capital expenditures, net of landlord contributions decreased by $9.1 million in 2025 compared to 2024.
We anticipate our total capital expenditures, net of landlord contributions to be approximately $70.0 million to $90.0 million in fiscal year 2026, primarily related to new Showrooms and information technology and systems infrastructure.
Net cash used in financing activities
Comparison of the Year Ended December 31, 2025 and December 31, 2024
For 2025, net cash used in financing activities was $3.5 million, primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation.
For 2024, net cash used in financing activities was $73.0 million, primarily due to the payment of the special cash dividend on our Class A and Class B common stock.
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

Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the years ended December 31, 2025, 2024 and 2023. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility. Except for the $5.1 million irrevocable standby letter of credit issued in May 2025 as discussed in Note 6 — Debt to our consolidated financial statements, we have no borrowings under the 2021 Credit Facility as of December 31, 2025. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arhaus, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arhaus, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment due to a lack of an appropriate level of experience and training related to internal control over financial reporting, (ii) sufficient accounting policies, procedures and controls, or maintain adequate documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process and the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls, and (iii) effective controls over information technology general controls for information systems that are relevant to the preparation of the financial statements, specifically, program change management controls, user access controls, computer operations controls, and program development controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Consolidated Financial Statements – Impact of Controls Related to Financial Reporting

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, (i) maintaining an appropriate level of experience and training related to internal control over financial reporting; (ii) designing and maintaining sufficient accounting policies, procedures and controls, and maintaining adequate documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process and the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls; and (iii) designing and maintaining effective controls over information technology general controls for information systems that are relevant to the preparation of the Company’s financial statements, including controls over (a) program change management, (b) user access, (c) computer operations, and (d) program development.

The principal considerations for our determination that the impact of controls related to financial reporting is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to business processes that affect substantially all financial statement account balances and disclosures. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses existed as of December 31, 2025 related to this matter.

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
February 26, 2026

We have served as the Company’s auditor since 2018.

Arhaus, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$253,356	$197,511
Restricted cash	3,124	3,418
Accounts receivable, net	663	1,252
Merchandise inventory, net	338,806	297,010
Prepaid and other current assets	25,425	31,852
Total current assets	621,374	531,043
Operating right-of-use assets	391,274	322,302
Financing right-of-use assets	33,275	36,105
Property, furniture and equipment, net	316,216	282,520
Deferred tax assets	19,545	21,091
Goodwill	10,961	10,961
Other noncurrent assets	2,101	2,294
Total assets	$1,394,746	$1,206,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$78,360	$68,621
Accrued taxes	10,322	10,480
Accrued wages	20,879	11,538
Accrued other expenses	46,781	47,668
Client deposits	235,943	220,873
Current portion of operating lease liabilities	60,115	42,247
Current portion of financing lease liabilities	862	1,024
Total current liabilities	453,262	402,451
Operating lease liabilities, long-term	467,226	402,916
Financing lease liabilities, long-term	52,374	53,312
Other long-term liabilities	3,656	3,892
Total liabilities	$976,518	$862,571

Commitments and contingencies (Note 11)

Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 54,565,242 shares issued and 53,969,149 outstanding as of December 31, 2025; 53,788,036 shares issued and 53,514,062 shares outstanding as of December 31, 2024)	$54	$53
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of December 31, 2025; 87,115,600 shares issued and outstanding as of December 31, 2024)	87	87
Retained earnings	210,365	142,898
Additional paid-in capital	207,722	200,707
Total stockholders’ equity	418,228	343,745
Total liabilities and stockholders’ equity	$1,394,746	$1,206,316

The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024	2023
Net revenue	$1,379,222	$1,271,107	$1,287,704
Cost of goods sold	842,814	769,878	747,281
Gross margin	536,408	501,229	540,423
Selling, general and administrative expenses	447,441	415,426	376,112
Loss (gain) on disposal of assets	81	(1,202)	—
Income from operations	88,886	87,005	164,311
Interest income, net	(3,032)	(3,163)	(3,351)
Other income	(61)	(754)	(1,027)
Income before taxes	91,979	90,922	168,689
Income tax expense	24,723	22,372	43,450
Net and comprehensive income	$67,256	$68,550	$125,239
Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	140,697,725	140,072,148	139,471,110
Net and comprehensive income per share, basic	$0.48	$0.49	$0.90
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,412,481	140,692,000	140,096,732
Net and comprehensive income per share, diluted	$0.48	$0.49	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock				Treasury Stock		Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2022	51,437	$51	87,116	$87	—	$—	$20,053	$189,504	$209,695
Net income	—	—	—	—	—	—	125,239	—	125,239
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	—	—	—	—	—	(1,625)	(1,625)
Shareholder capital contribution	—	—	—	—	—	—	—	56	56
Equity based compensation	1,316	1	—	—	—	—	—	7,908	7,909
Shares withheld to cover employees’ withholding taxes for equity based awards	(84)	—	—	—	84	—	—	(1,036)	(1,036)
Balances as of December 31, 2023	52,669	$52	87,116	$87	84	$—	$145,292	$194,807	$340,238
Net income	—	—	—	—	—	—	68,550	—	68,550
Shareholder capital contribution	—	—	—	—	—	—	—	30	30
Equity based compensation	761	1	—	—	—	—	—	7,639	7,640
Shares withheld to cover employees’ withholding taxes for equity based awards	(141)	—	—	—	190	—	—	(1,769)	(1,769)
Dividends declared	—	—	—	—	—	—	(70,944)	—	(70,944)
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	67,256	—	67,256
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	858	1	—	—	—	—	—	9,181	9,182
Shares withheld to cover employees’ withholding taxes for equity based awards	(242)	—	—	—	323	—	—	(2,170)	(2,170)
Dividends declared	—	—	—	—	—	—	211	—	211
Balances as of December 31, 2025	53,905	$54	87,116	$87	597	$—	$210,365	$207,722	$418,228
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$67,256	$68,550	$125,239
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,793	39,086	29,442
Amortization of operating lease right-of-use asset	42,792	36,937	33,306
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	29,682	26,728	22,075
Equity based compensation	9,182	7,640	7,909
Deferred tax assets	1,546	(1,964)	(2,286)
Loss (gain) on disposal of assets	81	(1,202)	—
Amortization of cloud computing arrangements	2,797	1,625	698
Amortization and write-off of lease incentives	—	(80)	(321)
Insurance proceeds	—	—	60
Changes in operating assets and liabilities
Accounts receivable	589	1,142	(660)
Merchandise inventory	(41,796)	(42,718)	32,067
Prepaid and other assets	4,119	(2,479)	(11,109)
Other noncurrent liabilities	(6)	(10)	388
Accounts payable	9,860	5,618	1,216
Accrued expenses	7,863	(921)	(1,540)
Operating lease liabilities	(58,980)	(37,908)	(39,020)
Client deposits	15,070	47,065	(28,779)
Net cash provided by operating activities	136,848	147,109	168,685
Cash flows from investing activities
Purchases of property, furniture and equipment	(77,870)	(107,370)	(93,441)
Proceeds from the sale of property, furniture and equipment	54	7,836	—
Insurance proceeds	—	—	333
Net cash used in investing activities	(77,816)	(99,534)	(93,108)
Cash flows from financing activities
Payments of debt issuance costs	(245)	—	—
Principal payments under finance leases	(705)	(927)	(763)
Repurchase of shares for payment of withholding taxes for equity based compensation	(2,170)	(1,769)	(1,036)
Cash dividend payments	(361)	(70,255)	—
Net cash used in financing activities	(3,481)	(72,951)	(1,799)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,551	(25,376)	73,778
Cash, cash equivalents and restricted cash
Beginning of year	200,929	226,305	152,527
End of year	$256,480	$200,929	$226,305

Arhaus, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended
	December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Interest paid in cash	$5,034	$4,670	$5,301
Interest received in cash	8,491	9,029	8,778
Income taxes paid in cash	24,468	23,770	47,132
Noncash investing activities:
Purchases of property, furniture and equipment in current liabilities	7,389	8,383	10,286
Noncash financing activities:
Adjustment to deferred tax asset impact of Reorganization from partnership to a corporation	—	—	(1,625)
The accompanying notes are an integral part of these consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

1. Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles and décor. Our curated assortments are presented across our sales channels in sophisticated, family-friendly and lifestyle-oriented settings. We position our retail locations as Showrooms for our brand, while our website acts as a virtual extension of our Showrooms. We operated 107 Showrooms at December 31, 2025.
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
The Company invests in cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the years ended December 31, 2025, 2024, and 2023, the Company earned $8.5 million, $8.6 million, and $8.8 million in interest income, respectively. Interest income is included within interest income, net on our consolidated statements of comprehensive income.
Cash and cash equivalents include $21.3 million and $14.0 million at December 31, 2025 and 2024, respectively, for amounts in-transit from credit card companies since settlement is reasonably assured and not restricted.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Restricted Cash
The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of our workers’ compensation obligations and a portion of our customs obligation that the U.S Customs and Border Protection requires us to collateralize.
Accounts Receivables
The Company’s accounts receivables are $0.7 million and $1.3 million, respectively, at December 31, 2025 and 2024, net of allowance for expected credit losses of $0.4 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivables are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivables are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivables are recorded at the invoiced amount and do not bear interest.
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

	Year Ended
	December 31,
	2025	2024	2023
Balance as of beginning of the period	$9,600	$7,985	$8,330
Provision for sales returns	31,075	28,864	30,834
Actual sales returns	(30,100)	(27,249)	(31,179)
Balance as of end of the period	$10,575	$9,600	$7,985
The Company also recognizes a right of return asset for the estimated value of the right to recover products from returns, which is reduced by the estimated restocking costs based on historical restocking expense. The right of return asset is recognized on a gross basis outside of the allowance for sales returns. The right of return asset of $2.1 million and $1.9 million at December 31, 2025 and 2024, respectively, is recorded in prepaid expense and other current assets on the consolidated balance sheets.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Shipping and handling is recognized as an activity to fulfill the performance obligation of transferring merchandise to clients, therefore the fees are recorded in net revenue. The costs incurred by the Company for shipping and handling are included in cost of goods sold, and the costs of shipping and handling activities are accrued for in the same period as the delivery to clients.
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the client’s purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects that substantially all client deposits as of December 31, 2025 will be recognized within the next 12 months as the performance obligations are satisfied.
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
Loyalty Reward Program
The Company offers a loyalty reward program for clients who use the Company’s private label credit card to receive rewards based on the client’s merchandise purchases. The liabilities associated with the rewards are established on the consolidated balance sheets when the rewards are issued and are removed from the consolidated balance sheets, either when used by the client or upon expiration (three months from when the reward is issued). At December 31, 2025 and 2024, outstanding liabilities related to the loyalty reward program of $2.0 million and $2.0 million, respectively, are included within the accrued other expenses line item of the consolidated balance sheets.
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
Merchandise inventory includes reserves of $17.4 million and $8.7 million at December 31, 2025 and 2024, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	December 31,
	2025	2024
Prepaid expenses	$7,955	$13,293
Right of return asset	2,050	1,949
Prepaid cloud computing arrangements, net(1)	8,282	8,879
Deposits	4,152	4,939
Other current assets	2,986	2,792
Total prepaid and other current assets	$25,425	$31,852
(1) Presented net of accumulated amortization of $8.7 million and $5.3 million as of December 31, 2025 and 2024, respectively.
Advertising Costs
Except for costs associated with the semi-annual catalogs, the Company expenses advertising costs as incurred. Advertising costs amounted to $45.6 million, $47.5 million and $43.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included within the selling, general and administrative expenses line item on the consolidated statements of comprehensive income. Expense associated with the catalogs are recognized upon the delivery of the catalogs to the carrier.
Lease Accounting
The Company leases real estate for Showrooms, corporate headquarters, distribution centers, warehouses and equipment. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all the economic benefits from the use of that identified asset. Our leases often have the option to renew lease terms and certain lease agreements may be terminated prior to their original expiration date. The Company assesses these options to determine if we are reasonably certain to exercise them based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement. The Company elected to exclude short-term leases from our consolidated balance sheets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company elected the practical expedient to not separate lease and non-lease components. We determine the lease classification and begin to recognize lease and any related expenses upon the lease’s commencement, which is generally when we take possession or control of the asset.
Lease arrangements may require the landlord to provide tenant allowances for the Company’s real estate leases. Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in operating right-of-use assets on the consolidated balance sheets.
Lease Classification
Certain real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the lease term, incremental borrowing rate and the fair value and economic life of the leased asset. Lease related assets classified as financing leases are included in financing right-of-use assets on the consolidated balance sheets. Financing lease assets and liabilities are recognized at the commencement date of the lease based on the present value of future minimum lease payments over the lease term. For finance leases, interest expense is presented for the lease liability in the interest income, net line item of our consolidated statements of comprehensive income, consistent with how other interest expense is presented. The Company presents amortization of the right-of-use assets for finance leases in the cost of goods sold and selling, general and administrative expense line items of our consolidated statements of comprehensive income based on the nature of the expense or the leased asset’s use, consistent with presentation of depreciation or amortization of similar assets.
Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating right-of-use assets on the consolidated balance sheets. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of future minimum lease payments over the lease term. For operating leases, the Company presents lease expense in the cost of goods sold and selling, general and administrative expense line items of our consolidated statements of comprehensive income based on the nature of the expense or the leased asset’s use. The Company recognizes lease cost on a straight-line basis over the term of the lease.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Lease Payments
The majority of the real estate lease agreements include minimum rent payments which are subject to stated lease escalations over the lease term and eligible renewal periods. These stated fixed payments, through the lease term, are included in our measurement of the lease right-of-use assets and lease liabilities upon lease commencement.

Certain Showroom leases include variable rent payments dependent on meeting certain sales thresholds. Due to the variable and unpredictable nature of such payments, the Company does not recognize a lease right-of-use asset and lease liability related to such payments. Estimated variable rental payments are included in accrued expenses on the consolidated balance sheets in the period they are incurred and until such payments are made, and the related lease cost is included in cost of goods sold on the consolidated statements of comprehensive income.
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
Property, Furniture and Equipment
Property, furniture and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method generally using the following useful lives:

Asset class/type	Useful life-years
Leasehold improvements	Lesser of the intended useful life of the underlying asset or lease term
Landlord improvements	Lesser of the intended useful life of the underlying asset or lease term
Furniture and fixtures	3 to 5 years
Computers and equipment	3 to 10 years
Vehicles	3 to 10 years
Depreciation and amortization expense was $46.8 million, $39.1 million and $29.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The Company defers costs incurred, including certain payroll costs for employees directly associated with and who devote time to the implementation of a cloud computing arrangement (“CCA”) that is a service contract, consistent with our policy for software developed or obtained for internal use. The deferred implementation costs are amortized on a straight-line basis over the term of the CCA, generally ranging from one to five years, in selling, general and administrative expenses in the consolidated statements of comprehensive income, which is the same line item as the associated hosting fees. The eligible implementation costs incurred in connection with a CCA are included in prepaid and other current assets and other noncurrent assets in the consolidated balance sheets, and in operating cash flows of the consolidated statements of cash flows. Deferred CCA implementation costs were $4.9 million and $6.8 million, net of accumulated amortization of $4.7 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively.

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
Based on management’s analysis, there were no impairment charges relating to long-lived assets during 2025, 2024, or 2023.
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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Balance as of beginning of the period	$7,627	$7,084	$6,375
Accruals during the period	13,875	12,681	13,941
Settlements during the period	(13,020)	(12,138)	(13,232)
Balance as of end of the period	$8,482	$7,627	$7,084
We recorded accruals in the cost of goods sold line item in the consolidated statements of comprehensive income during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.
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
The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on subsequent recognition, derecognition, and measurement based on management’s best judgment given the facts, circumstances, and information available at the reporting date. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. At December 31, 2025 and 2024, the Company assessed its income tax positions and concluded that it had no unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of comprehensive income. No such interest and penalties were recorded for the years ended December 31, 2025, 2024 or 2023.
The Company is subject to federal, state and local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to federal, state and local tax examinations for the years before 2022.
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, Showroom expenses other than occupancy and expenses related to many of our operations at our distribution centers and corporate headquarters, including marketing, information technology, legal, human resources, utilities and depreciation and amortization expense. Payroll includes both fixed compensation and variable compensation. Variable compensation includes Showroom commissions and Showroom bonus compensation related to written sales, likely before the client obtains control of the merchandise. Variable compensation is not significant in our eCommerce sales channel. All new Showroom opening expenses, other than occupancy, are included in SG&A expenses and are expensed as incurred. SG&A expenses as a percentage of net revenue are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are fixed.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at December 31, 2025 and 2024 of $0.6 million and $0.5 million, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions. For the years ended December 31, 2025, 2024, and 2023, breakage income was minimal.
Self-Insurance
We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and number of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The liability related to IBNR at December 31, 2025 and 2024 of $1.6 million and $1.4 million, respectively, is recorded in the accrued other expenses line item of the consolidated balance sheets. We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We recorded liabilities related to workers’ compensation claims of $0.4 million and $0.6 million at December 31, 2025 and 2024, respectively.
Credit Risk and Concentration Risk
Approximately 11%, 12% and 15% of the Company’s merchandise was purchased from one external vendor for the years ended December 31, 2025, 2024 and 2023, respectively. No other external vendor made up more than 10% of purchases for the years ended December 31, 2025, 2024 and 2023.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations, and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at December 31, 2025 and 2024. See Note 7 — Leases for discussion of our lease obligations and Note 8 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
Deferred Financing Fees
Debt issuance costs were recorded as part of the establishment and subsequent amendments of the Company’s financing arrangements (see Note 6 — Debt). The debt issuance costs were recorded within the other noncurrent assets line item on the consolidated balance sheets and are amortized as interest expense over the contractual life of the debt structure using the straight-line method.
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
Equity Based Compensation
In connection with the Reorganization, the Company adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which authorized the Company to grant stock options (either incentive or non-qualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards with respect to our Class A common stock. During the years ended December 31, 2025 and 2024, the Company granted RSU and PSU awards to certain of the Company’s named executive officers and other key employees under the 2021 Equity Plan. The Company also granted RSU awards to certain members of the Board of Directors and certain consultants. Generally, the fair value of each RSU and PSU award is determined based on the market value of the Company’s Class A common stock on the grant date. The fair value of the portion of PSUs related to relative Total Shareholder Return (“TSR”) is derived from a Monte Carlo valuation model that estimates fair value as of the grant date. Each RSU and PSU award recognizes costs as expense over the vesting period. Forfeitures are accounted for as they occur. See Note 8 — Equity Based Compensation for further discussion on the awards granted under the 2021 Equity Plan.
Employee Benefit Plans
The Company has a defined contribution retirement savings plan covering substantially all employees. The Company may contribute a discretionary matching contribution equal to a percentage that the Company deems advisable. Total costs recorded

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
in cost of goods sold and selling, general and administrative expenses on the consolidated statements of comprehensive income related to the plan were $4.6 million, $4.2 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently Issued Accounting Standards
New Accounting Standards Adopted
The Company adopted Accounting Standards Updates (“ASU”) 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures during the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on our accounting policies, financial position or results of operations but did require additional disclosures. See Note 13 — Income Taxes for additional information.

Accounting Standards Not Yet Adopted

The following table summarizes accounting standards which the Company has not yet adopted but will be adopted in upcoming fiscal years. ASU 2024-03 and the related ASU 2025-01 are effective for annual periods beginning after December 15, 2026. We are evaluating the impact these pronouncements will have on our consolidated financial statements and related disclosures. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. We are evaluating the impact ASU 2025-05 will have on our consolidated financial statements and related disclosures. ASU 2025-06 is effective for annual periods beginning after December 15, 2027. We are evaluating the impact ASU 2025-06 will have on our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal Year 2027
ASU 2025-01	Income Statement—Reporting Comprehensive Income Expense—Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Fiscal Year 2027
ASU 2025-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal Year 2026
ASU 2025-06	Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software	Fiscal Year 2028

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
3. Property, Furniture and Equipment
Property, furniture and equipment, net consists of the following (amounts in thousands):

	December 31,
	2025	2024
Leasehold improvements	$208,797	$162,064
Landlord improvements	205,049	201,567
Furniture and fixtures	11,056	10,057
Computer and equipment	61,171	56,250
Vehicles	12,351	215
Construction in process	29,501	32,561
	527,925	462,714
Less: Accumulated depreciation	(211,709)	(180,194)
Property, furniture and equipment, net	$316,216	$282,520
4. Accrued Other Expenses
Accrued other expenses consist of the following (amounts in thousands):

	December 31,
	2025	2024
Loyalty reward program	$1,984	$1,956
Reserve for returns	10,575	9,600
Accrued Showroom costs	12,688	14,197
Accrued warranty	4,912	4,377
Gift cards	587	507
Accrued self-insurance	1,616	1,410
Accrued other expenses	14,419	15,621
Total accrued other expenses	$46,781	$47,668
5. Goodwill
During 2025, we reviewed Arhaus Consolidated, our one reporting unit’s goodwill for impairment by performing a qualitative assessment in the fourth quarter. Based on the results, we determined that it was more likely than not the fair value of goodwill recorded exceeded the current carrying value and concluded no impairment existed.
During the years ended December 31, 2025 and 2024, there was no change in the recorded goodwill balances and we have not recorded any historical goodwill impairments.

6. Debt
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility, in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment, in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan, in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Term Bank Yield index rate plus the applicable margin (1.50% at December 31, 2023), whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
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
In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at December 31, 2025. The Company did not have any outstanding letters of credit at December 31, 2024.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of the revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at December 31, 2025).
At December 31, 2025 and 2024, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity on the 2021 Credit Facility was $69.9 million and $75.0 million, respectively. Deferred financing costs related to the 2021 Credit Facility of $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively, were recorded in other noncurrent assets on the consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.3 million and $0.2 million as of December 31, 2025 and 2024, respectively.
The Company was in compliance with all applicable debt covenants at December 31, 2025 and 2024, and expects to remain in compliance over the next 12 months.

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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The following table summarizes the amounts recognized in our consolidated balance sheets related to leases (amounts in thousands):

		December 31,
	Consolidated Balance Sheets Classification	2025	2024
Assets
Operating lease assets	Operating right-of-use assets	$391,274	$322,302
Finance lease assets	Financing right-of-use assets	33,275	36,105
Total leased assets		$424,549	$358,407

Liabilities
Current operating leases	Current portion of operating lease liabilities	$60,115	$42,247
Non-current operating leases	Operating lease liabilities, long-term	467,226	402,916
Total operating lease liabilities		527,341	445,163

Current finance leases	Current portion of financing lease liabilities	862	1,024
Non-current finance leases	Financing lease liabilities, long-term	52,374	53,312
Total finance lease liabilities		53,236	54,336
Total lease liabilities		$580,577	$499,499
The components of lease cost recognized within our consolidated statements of comprehensive income are as follows (amounts in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Lease costs
Operating lease costs(1)	$70,998	$60,474	$52,715
Finance lease costs
Amortization of right-of-use assets(1)	2,234	2,527	2,513
Interest expense on lease liabilities(2)	5,121	5,197	5,154
Variable lease costs(3)	46,590	34,441	38,381
Short term lease costs(4)	176	183	184
Total lease costs	$125,119	$102,822	$98,947
(1) Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of comprehensive income based on the nature and use of the asset as defined in our accounting policy.
(2) Included in interest income, net on the consolidated statements of comprehensive income.
(3) Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent that is based on a percentage of retail sales over contractual levels as well as charges associated with common area maintenance, property taxes and insurance. These costs are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of comprehensive income based on the nature and use of the asset as defined in our accounting policy. Includes $0.4 million of month-to-month lease costs for the year ended December 31, 2023. There were no month-to-month lease costs for the years ended December 31, 2025 and 2024 respectively.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
discretion. We evaluate each renewal and termination option at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease terms are as follows:

	Year Ended
	December 31,
Weighted Average Remaining Lease Term (In Years)	2025	2024
Operating leases	8.62	8.81
Finance leases	19.53	20.08
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

	Year Ended
	December 31,
Weighted Average Discount Rate	2025	2024
Operating leases	6.03%	6.05%
Finance leases	9.68%	9.65%
Future lease liabilities at December 31, 2025 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
2026	$86,729	$5,954	$92,683
2027	85,130	6,002	91,132
2028	79,213	5,696	84,909
2029	77,212	5,238	82,450
2030	72,183	5,228	77,411
Thereafter	285,208	99,496	384,704
Total lease payments	685,675	127,614	813,289
Less: Amounts representing interest	(158,334)	(74,378)	(232,712)
Total	$527,341	$53,236	$580,577
(1) Includes leases with related parties. See Note 12 — Related Party Transactions for amounts leased from related parties.
At December 31, 2025, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 10 to 15 years. The aggregate minimum rental payments over the term of the leases of approximately $232.4 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$80,042	$68,912	$57,070
Operating cash flows for finance leases	5,051	4,902	4,875
Financing cash flows for finance leases	705	927	763
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$111,711	$58,478	$79,721
Finance leases	(662)	185	2,843

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
Activity of the Company’s Restricted Stock and their equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock
	Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	224,452	$18.61
Granted	—	—
Forfeited	(80,260)	18.61
Vested	(80,005)	18.61
Unvested at December 31, 2025	64,187	$18.61

	Year Ended
	December 31,
	2025	2024	2023
Equity based compensation expense - Restricted Stock(1)	$975	$2,354	$2,697
(1) Total unrecognized compensation cost to be recognized in future periods is $0.4 million at December 31, 2025, and will be recognized over a weighted average period of 0.4 years. Equity based compensation is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
The total fair value of Restricted Stock vested during the years ended December 31, 2025, 2024 and 2023 was $0.7 million, $3.4 million and $13.1 million, respectively.
The 2021 Equity Plan, authorizes the Company to grant stock options (either incentive or non-qualified), SARs, restricted stock, RSUs, performance shares, PSUs and other stock-based awards with respect to our Class A common stock to our employees, officers, consultants, advisors and directors. The maximum number of Class A common stock that may be granted

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
under the 2021 Equity Plan is 11,205,100 shares. As of December 31, 2025, there were 6,554,422 shares of Class A common stock available to be granted.
Per the 2021 Equity Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients will vest over two to five years (depending on the terms of the award) on each anniversary of the date of grant, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Equity Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and cancelled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents accrued for awards that ultimately do not vest are forfeited. The RSUs issued to certain members of the Board of Directors will generally vest on the one-year anniversary of the grant date. The fair value of RSUs is determined based on the market value of the Company’s Class A common stock on the grant date.
The number of PSUs earned will be based on the Company’s financial performance as measured against pre-established target goals over the applicable performance period. For PSUs granted in fiscal years 2023 and 2024, the performance goals are cumulative demand revenue and cumulative adjusted EBITDA. In April 2025, the Company granted PSUs with the aforementioned performance goals and a new performance goal for relative TSR. Generally, the fair value of PSUs is determined based on the market value of the Company’s Class A common stock on the grant date. The fair value of the portion of PSUs related to relative TSR is derived from a Monte Carlo valuation model that estimates fair value as of the grant date. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine the Company’s expected TSR ranking relative to a custom peer group. PSUs will vest as of the end of the applicable performance period subject to the award recipient’s Continuous Service, but will not settle and payout until the number of PSUs earned is determined by the Compensation Committee. The award recipient may earn between 0% and 200% of the PSU target award based on the Company’s achievement of the applicable performance goals. The Company accounts for forfeitures as they occur.
Activity of the Company’s PSU and RSU awards and their equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	426,756	$12.37	960,548	$10.50
Granted	566,955	7.94	2,818,151	8.36
Forfeited	(317,019)	10.07	(1,068,410)	8.74
Vested	(71,653)	9.36	(389,422)	10.32
Unvested at December 31, 2025	605,039	$9.78	2,320,867	$8.73

	Year Ended
	December 31,
	2025	2024	2023
Equity based compensation expense - PSUs(1)	$1,292	$399	$2,274
Equity based compensation expense - RSUs(2)	$6,915	$4,887	$2,938
(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $3.6 million at December 31, 2025, and will be recognized over a weighted average period of 1.9 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $14.6 million at December 31, 2025, and will be recognized over a weighted average period of 2.8 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our consolidated statements of comprehensive income.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The weighted average fair value of the PSUs that were granted during the years ended December 31, 2025, 2024, 2023 was $7.94, $15.83, and $9.47, respectively. The total fair value of PSUs vested during the years ended December 31, 2025 and 2024 was $0.8 million and $3.3 million, respectively. There were no PSUs that vested for the year ended December 31, 2023.
The weighted average fair value of the RSUs that were granted during the years ended December 31, 2025, 2024, 2023 was $8.36, $15.75, and $8.62, respectively. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $7.1 million and $3.5 million, respectively.

9. Segment Reporting
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a number of categories, including furniture, outdoor, bath, lighting, textiles and décor. The assortment of merchandise can be purchased through our Retail and eCommerce sales channels.
The majority of our revenue is generated through sales to clients in the United States. Sales to clients outside of the United States are not significant. Further, no single client represents ten percent or more of our net revenue. There are no inter-segment transactions. Additionally, all property, furniture and equipment are located in the United States.
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

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The following table shows revenue by merchandise sales channel and significant segment expenses (amounts in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Retail	$1,145,483	$1,051,510	$1,045,079
eCommerce	233,739	219,597	242,625
Total net revenue	$1,379,222	$1,271,107	$1,287,704
Less significant costs and expenses(1):
Cost of goods sold	842,814	769,878	747,281
Corporate and administrative expenses(2)	223,925	206,433	190,814
Selling expenses	171,140	155,522	136,331
Marketing expenses	52,376	53,471	48,967
Loss (gain) on disposal of assets	81	(1,202)	—
Interest income, net	(3,032)	(3,163)	(3,351)
Other income	(61)	(754)	(1,027)
Income before taxes	91,979	90,922	168,689
Income tax expense	24,723	22,372	43,450
Net and comprehensive income	$67,256	$68,550	$125,239
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
Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2025	2024	2023
Numerator
Net and comprehensive income	$67,256	$68,550	$125,239

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	140,697,725	140,072,148	139,471,110
Effect of dilutive restricted stock (1) (2)	714,756	619,852	625,622
Weighted-average number of common shares outstanding, diluted	141,412,481	140,692,000	140,096,732

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.48	$0.49	$0.90
Net and comprehensive income per share, diluted	$0.48	$0.49	$0.89
(1) During the years ended December 31, 2025, 2024 and 2023, 443,793, 418,953 and 539,283, respectively, shares of unvested restricted stock, RSUs and PSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) Excluded from the calculation of the effect of dilutive restricted stock as of December 31, 2025, 2024, and 2023 were 446,561, 426,756, and 571,058 PSUs, respectively, because they did not meet the required performance criteria.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
11. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of December 31, 2025 and 2024, the Company has accrued legal costs of $6.5 million and $6.1 million, respectively, that are recorded in accrued other expenses in our consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of December 31, 2025 and 2024, we recorded liabilities of $0.3 million and $0.7 million, respectively, in accrued other expenses on the consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
In August 2023, the Company committed to make a $10.0 million donation to The Nature Conservancy. As of December 31, 2024, we have paid the donation commitment in full.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the 2024 “Record Date”). During the year ended December 31, 2025 and 2024, the Company paid $0.4 million and $70.3 million, respectively, of the aforementioned special cash dividend on its Class A and Class B common stock. As of December 31, 2025 and 2024, dividends payable of $0.1 million and $0.5 million, respectively, are included within accrued other expenses. As of December 31, 2024, $0.2 million was included in other long-term liabilities on our consolidated balance sheets. The remaining dividends payable balance recorded on our consolidated balance sheets relates to dividend equivalents on outstanding equity awards under the Company’s equity incentive plans that were unvested as of the 2024 Record Date.
The Company has entered into an irrevocable standby letter of credit arrangement for purposes of protecting a lessor against default on lease payments. As of December 31, 2025, these lease payments are included in the Company’s consolidated balance sheets within operating lease liabilities. As of December 31, 2025, the Company had a maximum financial exposure from the irrevocable standby letter of credit totaling approximately $5.1 million, all of which is applied to reduce capacity under the Company's revolving credit facility. The Company has no history of default claims, nor is it aware of circumstances that would require it to perform under this credit arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded with respect to this credit arrangement as of December 31, 2025.
Subsequent Event
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026 (the “Record Date”).
12. Related Party Transactions
The Company has beneficial owners and affiliated entities under the related party definition in ASC 850, “Related Party Disclosures.” Related parties include those defined in the Company’s proxy statement which has been incorporated by reference herein.
Leasing transactions
In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Bill Beargie, a Director of the Company, own 85% and 15%, respectively, for our Loft in Brooklyn, Ohio. The base lease term was 15 years with no lease renewal options. The monthly rental payments were $20 thousand. In April 2025, the Company amended the lease agreement, effective in October 2025, to extend the lease term to September 2040 with no lease renewal options. The monthly rental payments range from $29 thousand to $39 thousand. Rent expense was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $3.9 million, $4.0 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023 respectively.
Other transactions
The remaining accounts payable due to related parties for state and federal income tax refunds were settled by the Company in June 2025. An accounts payable balance due to related parties of $0.2 million at December 31, 2024 was included within accounts payable on the consolidated balance sheets.
13. Income Taxes
Components of income before provision for income taxes include (amounts in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Domestic	$91,979	$90,922	$168,689
Foreign	—	—	—
Income before taxes	$91,979	$90,922	$168,689
The components of the provision for income taxes include (amounts in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Current
Federal	$16,983	$16,264	$35,015
State	6,194	8,072	10,721
Total current expense	23,177	24,336	45,736
Deferred
Federal	1,850	581	(792)
State	(304)	(2,545)	(1,494)
Total deferred expense (benefit)	1,546	(1,964)	(2,286)
Income tax expense	$24,723	$22,372	$43,450

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements
The difference between income taxes expected at the United States federal statutory income tax rate of 21% and the provision for income taxes is summarized as follows (amounts in thousands):

	Year Ended
	December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal statutory income tax rate	$19,318	21.0%	$19,094	21.0%	$35,425	21.0%
State and local income taxes, net of federal income tax effect (1)	4,653	5.1%	4,366	4.8%	7,518	4.5%
Tax credits
Research and development tax credits	(486)	(0.5)%	(1,328)	(1.5)%	(886)	(0.5)%
Changes in valuation allowance	—	—%	(11)	—%	10	—%
Nontaxable or nondeductible items	452	0.5%	409	0.5%	532	0.3%
Other adjustments	786	0.8%	(158)	(0.2)%	851	0.5%
Provision for income taxes	$24,723	26.9%	$22,372	24.6%	$43,450	25.8%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include New Jersey, California, New York, Illinois, Florida, and Pennsylvania for 2025, California, New Jersey, Florida, New York, and Illinois for 2024, and California, New Jersey, Florida, New York, Illinois, and Ohio for 2023.
Components of our deferred tax assets and liabilities include (amounts in thousands):

	December 31,
	2025	2024
Deferred tax assets
FS Arhaus investment in LLC	$9,310	$10,419
Homeworks investment in LLC	10,235	10,672
Total deferred tax assets	$19,545	$21,091
Based on available evidence (namely, a three-year cumulative income position), management believes it is more-likely-than-not that the net United States federal and state deferred tax assets will be fully realizable. We have not recorded a valuation allowance against deferred tax assets.
No unrecognized tax benefits have been recognized as of December 31, 2025 and 2024. We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. There were no amounts of interest and penalties accrued as of December 31, 2025 and 2024.
We file income tax returns in the United States federal and various state and local jurisdictions. The tax years after 2021 remain open to examination by the state taxing jurisdictions in which the Company is subject to tax. As of December 31, 2025, the Company was not under examination by the Internal Revenue Service.
On July 4, 2025, the United States enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes a broad range of changes, including 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The impacts of the OBBBA are reflected in our results for the year ended December 31, 2025. The OBBBA has minimal impact on the effective tax rate but results in favorable cash tax impacts in fiscal 2025 as a result of accelerated tax deductions.

Arhaus, Inc. and Subsidiaries Notes To Consolidated Financial Statements

Cash paid for income taxes are as follows (amounts in thousands):

	December 31,
	2025	2024	2023
Federal	$15,502	$16,312	$34,820
State
California	1,697	*	*
Other states	7,269	7,458	12,312
Income taxes paid, net of refunds	$24,468	$23,770	$47,132
*Jurisdiction below the threshold for the period presented.

Tables of Contents
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2025. Based upon that evaluation as of December 31, 2025, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our ICFR as of December 31, 2025. Based on this assessment, management has concluded that the Company’s ICFR was not effective due to the material weaknesses described below.
•We did not design and maintain an effective control environment due to a lack of an appropriate level of experience and training related to internal control over financial reporting. Additionally, the lack of experience and training resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties across our significant business processes. This material weakness contributed to the following additional material weakness.
•We did not design and maintain sufficient accounting policies, procedures and controls, or maintain adequate documentary evidence of existing control activities over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process and the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls.

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

Tables of Contents
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

The effectiveness of the Company’s ICFR as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Activities

As of December 31, 2025, the previously disclosed material weakness related to not designing and maintaining effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions was remediated through the following:

•Hired and retained personnel with the knowledge and experience to identify and account for non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions.
•Enhanced company policies related to review of significant contracts prior to execution for critical accounting terms.
•Enhanced controls over non-routine or complex transactions to ensure a complete and accurate population of transactions to validate proper application of U.S. GAAP for such transactions.
With the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. Although the material weaknesses existing as of December 31, 2025 cannot be considered remediated until the related controls have operated effectively for a sufficient period of time and have been tested, we have made meaningful progress and continue to execute our remediation plan, including:
•Established a cross functional taskforce of senior leaders with expertise in designing and implementing internal controls to oversee remediation activities. The taskforce is responsible for the oversight of our remediation plan including development of actions plans for individual control deficiencies.
•Established regular meetings between senior management and members of the Audit Committee to discuss and report on remediation progress and objectives. Additionally, progress updates are regularly provided to the Board of Directors.
•Outsourced our internal audit department to a third-party service firm and transitioned our former internal audit department to our business process improvement function, which is assisting with control design, implementation, and remediation execution.
•Evaluated and enhanced the accounting organization by assessing personnel competency and capacity, hired additional qualified technical accounting, financial reporting, and lease accounting experts (including senior level leaders), and strengthened training, oversight, and the internal review processes to ensure the team possesses the appropriate knowledge and experience to design, execute, and oversee ICFR related activities.
•Assessed and continue to evaluate the IT function to ensure that it is adequately staffed with personnel possessing the necessary ICFR related knowledge and competencies. Significant personnel additions have been made within our IT department and across the organization, including executive and senior level hires.
•Hired and continue to hire additional personnel to enhance the segregation of duties in the IT department, particularly between IT development and IT operations.
•A multi-year company-wide initiative has begun to modernize the Company’s IT infrastructure to be capable of streamlining many of our manual financial reporting processes, enhancing our information technology control environment and mitigating the underlying internal control gaps and limitations that cannot be remediated within current systems.

Tables of Contents
•Conducting and continuing to conduct trainings for control owners and performers on key ICFR topics including, but not limited to:
–user access review completion;
–review and conclusions around Systems and Organization Control I (“SOC1”) reports;
–software used in accounting;
–validation of the system generated data used in the execution of a control;
–account reconciliation formats and required support;
–journal entry review and support; and
–maintaining evidence of control support.
•Enhanced communications to employees regarding our internal control environment and related expectations. We continue to take steps to ensure personnel both existing and newly hired are adequately trained with the appropriate level of knowledge and understanding of ICFR and its importance.
•Updated our policies and procedures to establish and maintain effective segregation of duties for our accounting staff in relation to journal entries, reconciliations and other applicable processes. To supplement existing procedures, management implemented an account reconciliation software tool which increased the reliability around the monthly financial statement close procedures through utilization of period-end closing task checklists and standardized reconciliation processes.
•Designed and implemented formal processes, policies and procedures to support our financial close process, including but not limited to:
–formalized procedures over the review of our financial statements;
–implemented period-end closing task checklists; and
–standardized reconciliation process.
•Management will continue to evaluate and refine its financial statement close process to enhance processes around the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls. Enhanced the design of the control activities over the review of our consolidated balance sheet and statement of cash flows to help ensure that the classification of operating and investing activities is appropriately presented in the statement of cash flows.
•Designed and implemented policies and procedures, including but not limited to:
–lease accounting;
–revenue recognition;
–inventory;
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
•Continued designing and implementing additional program change management policies and procedures, control activities, and tools to help ensure that changes affecting key financial systems related to IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately.
•Designed and implemented a formal systems development lifecycle methodology and related program development controls to help ensure that significant IT change events are appropriately tested and approved. These controls will need to operate for a period of time and be tested for operating effectiveness.
•Continued to enhance the design and operation of control activities and procedures within the computer operations domain to help ensure that key batch jobs and interfaces are monitored, processing failures are adequately resolved, and recovery capability is tested.
•Continued to enhance data backup procedures to help ensure that systems are adequately backed up and maintained and recovery of data from backups is tested.
•Continued identifying, evaluating and began testing key IT dependencies including key reports, automated application controls, interfaces and end user computer operations.

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

Tables of Contents
future. Until we remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare our consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On December 15, 2025, John Reed, director and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000,000 shares of the Company’s Class A common stock beginning March 16, 2026. The arrangement’s expiration date is November 30, 2026.

On December 15, 2025, certain Reed family trusts, of which directors Albert Adams and William Beargie are trustees, also adopted a 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000,000 additional shares of the Company’s Class A common stock beginning March 16, 2026. The arrangement’s expiration date is also November 30, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Tables of Contents
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
All information required to be reported under this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders. Except for the information included below, all information required under this item is incorporated in this item by reference.
Below is detailed biographical information and ages, as of February 26, 2026 for each of our executive officers and a summary of their qualifications and skills.

Executive Officers
John Reed	Age: 71	Chief Executive Officer Since 2021
John Reed co-founded Arhaus in 1986 and has served on the Board of Directors of Arhaus, LLC since its formation in December 2013, and served as our Chief Executive Officer from January 1997 through December 2015 and since February 2017 through present, through the transition into Arhaus, Inc.

Michael Lee	Age: 52	Chief Financial Officer Since 2025
Michael Lee has served as our Chief Financial Officer since 2025. Prior to joining the Company, Mr. Lee was Chief Financial Officer and President of Operations and Supply Chain of Ste. Michelle Wine Estates from 2022 to 2025. Prior to Ste. Michelle Estates, Mr. Lee was Executive Vice President and Chief Financial Officer at Canopy Growth Corporation from 2019 to 2021 and served in various leadership roles at Constellation Brands, Inc. from 2013 to 2019, most recently as Senior Vice President, Business Transformation. Mr. Lee has an MBA from the University of Michigan and is a CPA and CFA® charterholder.

Jennifer Porter	Age: 44	Chief Marketing and eCommerce Officer Since 2021
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

Kathy Veltri	Age: 64	Chief Retail Officer Since 2021
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

Michael Rengel	Age: 43	Chief Merchandising Officer Since 2026
Michael Rengel has served as our Chief Merchandising Officer since February 2026. Mr. Rengel previously served as a Chief Merchandising Officer at Phoenix Retail LLC from January 2025 to February 2026. From 2020 to 2024, he held various leadership positions at Express, Inc., including Senior Vice President and General Merchandise Manager (Mens and Outlet Division) from 2020 to 2022 and Chief Merchandising Officer from 2022 to 2024.

Allison Sutley	Age: 50	Chief Information Officer Since 2025
Allison Sutley has served as our Chief Information Officer since 2025. Prior to joining the Company, she was Chief Technology Officer of Express, Inc. from 2022 to 2025 and Vice President eCommerce Technology from 2021 to 2022. Prior to her employment with Express, Inc., Ms. Sutley was Enterprise Logistics and Transportation Engineering Leader at Cardinal Health, Inc. from 2020 to 2021 and served in various leadership roles at Designer Brands Inc. from 2007 to 2020, most recently as Vice President Application Development. Ms. Sutley has an MBA from Franklin University.

Tables of Contents
Item 11. Executive Compensation
All information required to be reported under this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information required to be reported under this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
All information required to be reported under this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.
Item 14. Principal Accountant Fees and Services
All information required to be reported under this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders, and all of that information is incorporated in this item by reference.

Tables of Contents
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm (PCAOB ID: 238) on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Cash Flows for the years December 31, 2025, December 31, 2024 and December 31, 2023
Notes to the Consolidated Financial Statements
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a) (1) above.
3. Exhibits
The Exhibits listed in the accompanying index to exhibits, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

3.2	Amended and Restated Bylaws of Arhaus, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on November 3, 2021.

4.2	Description of Capital Stock.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Tables of Contents

4.3	Registration Rights Agreement, dated as of November 8, 2021, among Arhaus, Inc., FS Equity Partners VI, L.P., FS Affiliates VI, L.P., Starrett Family Trust, Dated 4-11-99, Norman S. Matthews, Gregory M. Bettinelli, John P. Reed, 2018 Reed Dynasty Trust u/a/d December 24, 2018, John P. Reed Trust u/a/d April 29, 1985, Reed 2013 Generation-Skipping Trust u/a/d October 22, 2013, and The John P. Reed 2019 GRAT u/a/d December 31, 2019.
Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-268959), filed on December 22, 2022.

10.1	Form of Indemnification Agreement.	Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on October 27, 2021.

10.2#	2021 Equity Incentive Plan, effective November 8, 2021.	Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-260015), filed on November 3, 2021.

10.3#	Form of Notice of Award (Restricted Stock Unit and Performance Share Unit).	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.4#	Form of Performance Share Unit Award Agreement.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.5#	Form of Restricted Stock Unit Award Agreement.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.6#	Form of Director Restricted Stock Unit Award Agreement.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022.

10.7#	Employment Letter (Dawn Phillipson).	Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.8#	Employment Letter (Kathy Veltri).	Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.9#	Employment Letter (Jennifer Porter).	Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.10#	Employment Letter (Lisa Chi).	Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

Tables of Contents

10.11#	Employment Letter (Venkat Nachiappan).	Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-260015), filed on October 4, 2021.

10.12#	Employment Letter (Michael Lee).	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.

10.13#	Employment Letter (Allison Sutley).	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.14#	Employment Letter (Michael Rengel).	Filed herewith.

10.15
Credit Agreement, dated November 8, 2021, among Arhaus, Inc., certain subsidiaries of Arhaus, Inc., as the Guarantors, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the lenders party thereto.
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021.

10.16	First Amendment to Credit Agreement and Increase Agreement, dated December 9, 2022, among Arhaus, Inc., the Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender, and the Lenders (including the Increasing Lender) party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022.

10.17
Second Amendment to Credit Agreement, dated as of August 30, 2024, among Arhaus, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as the Administrative Agent, the L/C Issuer, and the Swingline Lender.
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.

10.18	Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement, dated October 17, 2025, among Arhaus, Inc., the Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, the L/C Issuer and the Swingline Lender, and the lenders party thereto.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2025.

10.19	Consulting Agreement, dated November 29, 2023, among Arhaus, LLC and Gary Lewis dba Gary Lewis & Associates.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

19.1	Insider Trading Policy.	Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24.1	Power of Attorney.	Included on signature page of this Annual Report on Form 10-K.

Tables of Contents

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Compensation Recovery Policy.	Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
#    Indicates management contract or compensatory plan.
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

ARHAUS, INC.
Date: February 26, 2026	By:	/s/ John Reed
	Name:	John Reed
	Title:	Chief Executive Officer
POWER OF ATTORNEY
Each of the undersigned officers and directors of Arhaus, Inc. hereby constitutes and appoints John Reed, Michael Lee, and Christian Sedor, and each of them any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Reed	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
John Reed

/s/ Michael Lee	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Michael Lee

/s/ Christian Sedor	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Christian Sedor

/s/ Albert Adams	Director	February 26, 2026
Albert Adams

/s/ Bill Beargie	Director	February 26, 2026
Bill Beargie

/s/ Rick Doody	Director	February 26, 2026
Rick Doody

/s/ Andrea Hyde	Director	February 26, 2026
Andrea Hyde

/s/ John Kyees	Director	February 26, 2026
John Kyees

/s/ Gary Lewis	Director	February 26, 2026
Gary Lewis

/s/ Alexis DePree	Director	February 26, 2026
Alexis DePree

/s/ Stuart Burgdoerfer	Director	February 26, 2026
Stuart Burgdoerfer

/s/ Samir Desai	Director	February 26, 2026
Samir Desai