Form 10-Q
period 2026-03-31
Arhaus, Inc.
filed 2026-05-07
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2026 the registrant had 54,424,464 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$177,111	$253,356
Restricted cash	3,224	3,124
Accounts receivable, net	432	663
Merchandise inventory, net	369,457	338,806
Prepaid and other current assets	31,619	25,425
Total current assets	581,843	621,374
Operating right-of-use assets	408,763	391,274
Financing right-of-use assets	32,744	33,275
Property, furniture and equipment, net	322,038	316,216
Deferred tax assets	18,863	19,545
Goodwill	10,961	10,961
Other noncurrent assets	2,308	2,101
Total assets	$1,377,520	$1,394,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67,925	$78,360
Accrued taxes	6,544	10,322
Accrued wages	14,851	20,879
Accrued other expenses	40,379	46,781
Client deposits	271,229	235,943
Current portion of operating lease liabilities	64,475	60,115
Current portion of financing lease liabilities	964	862
Total current liabilities	466,367	453,262
Operating lease liabilities, long-term	482,109	467,226
Financing lease liabilities, long-term	52,166	52,374
Other long-term liabilities	4,193	3,656
Total liabilities	$1,004,835	$976,518
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 54,912,375 shares issued and 54,206,609 outstanding as of March 31, 2026; 54,565,242 shares issued and 53,969,149 outstanding as of December 31, 2025)	54	54
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of March 31, 2026; 87,115,600 shares issued and outstanding as of December 31, 2025)	87	87
Retained earnings	162,209	210,365
Additional paid-in capital	210,335	207,722
Total stockholders’ equity	372,685	418,228
Total liabilities and stockholders’ equity	$1,377,520	$1,394,746
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Three months ended
	March 31,
	2026	2025
Net revenue	$314,276	$311,372
Cost of goods sold	199,841	195,785
Gross margin	114,435	115,587
Selling, general and administrative expenses	112,195	110,058
Loss on disposal of assets	104	108
Income from operations	$2,136	$5,421
Interest income, net	(454)	(573)
Other income	(847)	(86)
Income before taxes	3,437	6,080
Income tax expense	1,214	1,198
Net and comprehensive income	$2,223	$4,882

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	140,966,908	140,361,588
Net and comprehensive income per share, basic	$0.02	$0.03
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,741,874	141,090,633
Net and comprehensive income per share, diluted	$0.02	$0.03
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2025	53,905	$54	87,116	$87	597	$—	$210,365	$207,722	$418,228
Net income	—	—	—	—	—	—	2,223	—	2,223
Equity based compensation	347	—	—	—	—	—	—	2,645	2,645
Shares withheld to cover employees’ withholding taxes for equity based compensation	(109)	—	—	—	109	—	—	(867)	(867)
Dividends declared	—	—	—	—	—	—	(50,379)	835	(49,544)
Balances as of March 31, 2026	54,143	$54	87,116	$87	706	$—	$162,209	$210,335	$372,685

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	4,882	—	4,882
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	478	1	—	—	—	—	—	1,594	1,595
Shares withheld to cover employees’ withholding taxes for equity based compensation	(159)	—	—	—	208	—	—	(1,458)	(1,458)
Dividends declared	—	—	—	—	—	—	60	—	60
Balances as of March 31, 2025	53,608	$54	87,116	$87	482	$—	$147,840	$200,847	$348,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$2,223	$4,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,370	11,362
Amortization of operating lease right-of-use asset	11,851	10,046
Amortization of deferred financing fees, interest on finance lease in excess of principal paid and interest on operating leases	7,844	6,902
Equity based compensation	2,645	1,595
Deferred tax assets	682	(358)
Amortization of cloud computing arrangements	752	413
Loss on disposal of assets	104	108
Gain on insurance claims	(583)	—
Changes in operating assets and liabilities
Accounts receivable	231	202
Merchandise inventory	(30,651)	(4,393)
Prepaid and other assets	(7,167)	(380)
Other noncurrent liabilities	515	(377)
Accounts payable	(11,895)	(8,685)
Accrued expenses	(16,059)	(3,209)
Operating lease liabilities	(17,852)	(13,926)
Client deposits	35,286	42,333
Net cash (used in) provided by operating activities	(9,704)	46,515
Cash flows from investing activities
Purchases of property, furniture and equipment	(16,880)	(27,621)
Insurance proceeds	1,000	—
Net cash used in investing activities	(15,880)	(27,621)
Cash flows from financing activities
Principal payments under finance leases	(184)	(212)
Repurchase of shares for payment of withholding taxes for equity based compensation	(867)	(1,458)
Cash dividend payments	(49,510)	(239)
Net cash used in financing activities	(50,561)	(1,909)
Net (decrease) increase in cash, cash equivalents and restricted cash	(76,145)	16,985
Cash, cash equivalents and restricted cash
Beginning of period	256,480	200,929
End of period	$180,335	$217,914

Supplemental disclosure of cash flow information
Interest paid in cash	$1,287	$1,258
Interest received in cash	1,818	1,938
Income taxes paid in cash	681	541
Noncash investing activities:
Purchases of property, furniture and equipment in current liabilities	8,688	6,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family-friendly and lifestyle-oriented settings. Showrooms are immersive, design-forward spaces that serve as an important driver of brand awareness and client engagement, while our eCommerce channel functions as a seamless extension of the physical Showroom experience. The Company operated 107 Showrooms as of March 31, 2026.
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
The accompanying condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, the condensed consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and March 31, 2025, and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2026 and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the three months ended March 31, 2026 and March 31, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Company expects substantially all client deposits as of March 31, 2026 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at March 31, 2026 and December 31, 2025 of $0.5 million and $0.6 million, respectively, is recorded in the accrued other expenses line item of the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at March 31, 2026 and December 31, 2025. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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
The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the three months ended March 31, 2026 and March 31, 2025, the Company earned $1.8 million and $1.9 million in interest income, respectively. Interest income is included within interest income, net on our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $0.4 million and $0.7 million, respectively, at March 31, 2026 and December 31, 2025, net of allowance for expected credit losses of $0.3 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Recently Issued Accounting Standards
New Accounting Standards Recently Adopted
The Company adopted Accounting Standards Update (“ASU”) 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets during the three months ended March 31, 2026 and has applied it prospectively. The adoption of ASU 2025-05 did not have a material impact on our accounting policies, financial position or results of operations. Refer to Note 1 — Nature of Business and Basis of Presentation for disclosures required by this ASU.

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
A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Balance as of beginning of period	$8,482	$7,627
Accruals during the period	3,301	2,949
Settlements during the period	(3,416)	(2,905)
Balance as of end of the period	$8,367	$7,671

We recorded accruals in the cost of goods sold line item in the condensed consolidated statements of comprehensive income during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Debt
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin, whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
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
In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at March 31, 2026.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among other things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at March 31, 2026).
At March 31, 2026 and December 31, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $69.9 million, respectively. Deferred financing costs related to the 2021 Credit Facility of $0.3 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively, are recorded in other noncurrent assets on the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.3 million as of March 31, 2026 and $0.3 million as of December 31, 2025.
The Company was in compliance with all applicable debt covenants at March 31, 2026 and December 31, 2025, and expects to remain in compliance over the next 12 months.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the amounts recognized in our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Operating right-of-use assets	$408,763	$391,274
Finance lease assets	Financing right-of-use assets	32,744	33,275
Total leased assets		$441,507	$424,549

Liabilities
Current operating leases	Current portion of operating lease liabilities	$64,475	$60,115
Non-current operating leases	Operating lease liabilities, long-term	482,109	467,226
Total operating lease liabilities		546,584	527,341

Current finance leases	Current portion of financing lease liabilities	964	862
Non-current finance leases	Financing lease liabilities, long-term	52,166	52,374
Total finance lease liabilities		53,130	53,236
Total lease liabilities		$599,714	$580,577
The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Lease costs:
Operating lease costs(1)	$19,722	$16,444
Finance lease costs
Amortization of right-of-use assets(1)	550	602
Interest expense on lease liabilities(2)	1,277	1,289
Variable lease costs(3)	10,229	12,242
Short term lease costs(4)	44	44
Total lease costs	$31,822	$30,621

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

	Three months ended
	March 31,
Weighted Average Remaining Lease Term (In Years)	2026	2025
Operating leases	8.79	8.73
Finance leases	19.33	20.23
When readily determinable, we use the discount rate implicit within the lease as determined at the time of lease commencement. However, the discount rate implicit within many of our leases is generally not determinable at the time of lease commencement and therefore the Company determines the discount rate based on its incremental borrowing rate (“IBR”). For leases in which the discount rate was not readily determinable, the Company utilized a market-based approach to estimate the IBR, which required significant judgment. The Company estimated the base IBR based on an analysis of (i) yields on the Company’s 2021 Credit Facility, as well as comparable companies and (ii) unsecured yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. The weighted average discount rates used to measure our lease liabilities are as follows:

	Three months ended
	March 31,
Weighted Average Discount Rate	2026	2025
Operating leases	6.02%	6.04%
Finance leases	9.68%	9.67%
Future lease liabilities at March 31, 2026 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2026	$66,111	$4,542	$70,653
2027	88,247	6,014	94,261
2028	82,493	5,708	88,201
2029	80,552	5,245	85,797
2030	75,584	5,233	80,817
2031	70,139	5,744	75,883
Thereafter	248,682	93,748	342,430
Total lease payments	711,808	126,234	838,042
Less: Amounts representing interest	(165,224)	(73,104)	(238,328)
Total	$546,584	$53,130	$599,714

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.
At March 31, 2026, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 10 to 16 years. The aggregate minimum rental payments over the term of the leases of approximately $218.7 million are not included in the above table.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,087	$19,437
Operating cash flows for finance leases	1,279	1,217
Financing cash flows for finance leases	184	212
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,298	$33,481
Finance leases	43	(986)
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	64,187	$18.61
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2026	64,187	$18.61

	Three months ended
	March 31,
	2026	2025
Equity based compensation expense - Restricted Stock(1)	$299	$122

(1) Total unrecognized equity based compensation to be recognized in future periods is $0.1 million at March 31, 2026, and will be recognized over a weighted average period of 0.2 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
Per the 2021 Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients will vest over two to five years (depending on the terms of the award) on each anniversary of the grant date, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and cancelled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

accrued for awards that ultimately do not vest are forfeited. Dividend equivalents are settled in the form of cash or Class A common stock based on the award agreement. The RSUs issued to certain members of the Board of Directors will generally vest on the one-year anniversary of the grant date. The fair value of RSUs is determined based on the market value of the Company’s Class A common stock on the grant date.
The number of PSUs earned will be based on the Company’s financial performance as measured against pre-established target performance goals over the applicable performance period. For PSUs granted in fiscal year 2024, the performance goals are cumulative demand revenue and cumulative adjusted EBITDA. In April 2025, the Company granted PSUs with the aforementioned performance goals and a new performance goal for relative Total Shareholder Return (“TSR”). The fair value of PSUs is determined based on the market value of the Company’s Class A common stock on the grant date. The fair value of the portion of PSUs related to relative TSR is derived from a Monte Carlo valuation model that estimates fair value as of the grant date. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine the Company’s expected TSR ranking relative to a custom peer group. PSUs will vest as of the end of the applicable performance period subject to the award recipient’s Continuous Service, but will not settle and payout until the number of PSUs earned is determined by the Compensation Committee. The award recipient may earn between 0% and 200% of the PSU target award based on the Company’s achievement of the applicable performance goals, with each goal weighted equally. The Company accounts for forfeitures as they occur.
Activity of the Company’s PSU and RSU awards and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	605,039	$9.78	2,320,867	$8.73
Granted	—	—	—	—
Forfeited	(1,855)	8.81	(14,693)	7.84
Vested	—	—	(284,111)	9.48
Unvested at March 31, 2026	603,184	$9.78	2,022,063	$8.64

	Three months ended
	March 31,
	2026	2025
Equity based compensation expense - PSUs(1)	$463	$73
Equity based compensation expense - RSUs(2)	$1,883	$1,400

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $3.0 million at March 31, 2026, and will be recognized over a weighted average period of 1.64 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $12.6 million at March 31, 2026, and will be recognized over a weighted average period of 2.65 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
7. Segment Reporting
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making decisions, assessing financial performance and allocating resources. We operate our business as one operating segment and therefore we have one reportable segment that offers an assortment of merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles, and décor. The assortment of merchandise can be purchased through our Retail and eCommerce sales channels.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The accounting policies of our single operating segment are the same as those described within our summary of significant accounting policies in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance at the consolidated level and makes business decisions based on various key performance indicators, primarily net income, which is also reported on the condensed consolidated statements of comprehensive income as net and comprehensive income.
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
The following table shows revenue by merchandise sales channel and segment expenses (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Retail	$264,407	$255,453
eCommerce	49,869	55,919
Total net revenue	$314,276	$311,372
Less costs and expenses(1):
Cost of goods sold	199,841	195,785
Corporate and administrative expenses(2)	56,751	54,609
Selling expenses	44,654	44,392
Marketing expenses	10,790	11,057
Loss on disposal of assets	104	108
Interest income, net	(454)	(573)
Other income	(847)	(86)
Income before taxes	3,437	6,080
Income tax expense	1,214	1,198
Net and comprehensive income	$2,223	$4,882

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2026	2025
Numerator
Net and comprehensive income	$2,223	$4,882

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	140,966,908	140,361,588
Effect of dilutive restricted stock (1) (2)	774,966	729,045
Weighted-average number of common shares outstanding, diluted	141,741,874	141,090,633

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.02	$0.03
Net and comprehensive income per share, diluted	$0.02	$0.03

(1) During the three months ended March 31, 2026, 206,768 shares of unvested RSUs and dividend equivalents were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended March 31, 2025, 410,380 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the three months ended March 31, 2026, 445,260 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the three months ended March 31, 2025, 386,617 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2026 and December 31, 2025, the Company has accrued legal costs of $6.4 million and $6.5 million, respectively, that are included within accrued other expenses in our condensed consolidated balance sheet.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of March 31, 2026 and December 31, 2025, we recorded liabilities of $0.3 million and $0.3 million, respectively, in accrued other expenses on the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
The Company has entered into an irrevocable standby letter of credit arrangement for purposes of protecting a lessor against default on lease payments. As of March 31, 2026, these lease payments are included in the Company’s condensed consolidated balance sheet within operating lease liabilities. As of March 31, 2026, the Company had a maximum financial exposure from the irrevocable standby letter of credit totaling approximately $5.1 million, all of which is applied to reduce capacity under the Company's revolving credit facility. The Company has no history of default claims, nor is it aware of circumstances that would require it to perform under this credit arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's condensed consolidated financial statements. Accordingly, no liability has been recorded with respect to this credit arrangement as of March 31, 2026.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “2024 Record Date”). The Company paid $0.1 million and $0.2 million of the aforementioned special

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the three months ended March 31, 2026 and March 31, 2025, respectively.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026 (the “Record Date”). The Company paid $49.4 million of the aforementioned dividend on its Class A and Class B common stock to shareholders as of the Record Date during the three months ended March 31, 2026.
As of March 31, 2026, dividends payable of $0.1 million are included within accrued other expenses. Amounts that are included within other long-term liabilities are minimal as of March 31, 2026. As of March 31, 2026, $0.8 million is included within additional paid-in capital. There were no other long-term liabilities or additional paid-in capital balances for dividend equivalents as of December 31, 2025. The remaining liability and equity balances recorded on our condensed consolidated balance sheets relate to dividend equivalents on outstanding equity awards under the Company’s equity incentive plan that were unvested as of the applicable record date.

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026 and will not until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations.
10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $0.4 million and $0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a Director of the Company, own 85% and 15%, respectively, for our Loft in Brooklyn, Ohio. The base lease term was 15 years with no lease renewal options. The monthly rental payments were $20 thousand. In April 2025, the Company amended the lease agreement, effective in October 2025, to extend the lease term to September 2040 with no lease renewal options. The monthly rental payments range from $29 thousand to $39 thousand. Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $1.0 million and $1.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
11. Income Taxes
Income tax expenses were $1.2 million and $1.2 million in the three months ended March 31, 2026 and March 31, 2025, respectively. The effective tax rate was 35.3% and 19.7% for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase in the effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation that has a disproportionate impact on the quarterly tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (“Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2025. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. These statements are based on information available to us as of the date of this Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The following discussion contains references to the three months ended March 31, 2026 and March 31, 2025, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the three months ended March 31, 2026 and March 31, 2025, respectively.

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
The table below represents the composition of our Showrooms by format and operating footprint as of each period presented:

	March 31, 2026	December 31, 2025
Traditional Showrooms	90	90
Design Studios	9	9
Lofts	8	8
Total Showrooms	107	107
Total gross square footage (in thousands)	1,835	1,836
Showrooms with interior designers	96	97
Total interior designers	146	142
States where we operate	31	31
For the three months ended March 31, 2026, we generated $314.3 million of net revenue, $114.4 million of gross margin and $2.2 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Three months ended
	March 31,
	2026	2025
Net and comprehensive income	$2,223	$4,882
Interest income, net	(454)	(573)
Income tax expense	1,214	1,198
Depreciation and amortization	12,370	11,362
EBITDA	15,353	16,869
Equity based compensation	2,645	1,595
Other expenses (1)	—	108
Adjusted EBITDA	$17,998	$18,572

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
Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2025 to March 31, 2026 is summarized in the following table:

	March 31, 2026	December 31, 2025
Showrooms open at beginning of period	107	103
Showrooms opened (1)	—	12
Showrooms closed for relocations	—	(7)
Showrooms closed permanently	—	(1)
Showrooms open at end of period	107	107

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our condensed consolidated financial statements and related notes.
Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Three months ended
	March 31,
	2026	2025
Net revenue	$314,276	$311,372
Cost of goods sold	199,841	195,785
Gross margin	114,435	115,587
Selling, general and administrative expenses	112,195	110,058
Loss on disposal of assets	104	108
Income from operations	$2,136	$5,421
Interest income, net	(454)	(573)
Other income	(847)	(86)
Income before taxes	3,437	6,080
Income tax expense	1,214	1,198
Net and comprehensive income	$2,223	$4,882

Other Operational Data (dollars in thousands):

	Three months ended
	March 31,
	2026	2025
Net revenue	$314,276	$311,372
Comparable delivered sales	(1.7)%	(1.5)%
Comparable written sales	(5.7)%	4.1%
Gross margin as a % of net revenue	36.4%	37.1%
Selling, general and administrative expenses as a % of net revenue	35.7%	35.3%
Income from operations as a % of net revenue	0.7%	1.7%
Net and comprehensive income	$2,223	$4,882
Net and comprehensive income as a % of net revenue	0.7%	1.6%
Adjusted EBITDA(1)	$17,998	$18,572
Adjusted EBITDA as a % of net revenue	5.7%	6.0%
Total Showrooms at end of period	107	103

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the three months ended March 31, 2026 and March 31, 2025
Net Revenue
Net revenue increased $2.9 million, or 0.9%, to $314.3 million in the three months ended March 31, 2026 compared to $311.4 million in the three months ended March 31, 2025. The increase was driven primarily by $9.3 million of revenue growth related to new Showrooms opened in 2025, partially offset by lower demand for our products.
Gross Margin
Gross margin decreased $1.2 million, or 1.0%, to $114.4 million in the three months ended March 31, 2026 compared to $115.6 million in the three months ended March 31, 2025. The decrease was primarily driven by increased product costs of $4.1 million, higher Showroom occupancy costs of $1.5 million, and higher fuel costs of $1.2 million, partially offset by lower delivery and transportation costs of $3.4 million and higher net revenue.
As a percentage of net revenue, gross margin decreased 70 basis points to 36.4% of net revenue in the three months ended March 31, 2026 compared to 37.1% of net revenue in the three months ended March 31, 2025. The gross margin decrease was primarily driven by Showroom occupancy costs, which increased by 40 basis points and higher fuel costs, which increased by 40 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $2.1 million, or 1.9%, to $112.2 million in the three months ended March 31, 2026 compared to $110.1 million in the three months ended March 31, 2025. The increase was primarily due to a $1.9 million increase in general and administrative costs related to strategic investments to support and drive the growth of the business, including supply chain and technology improvements, and other corporate expenses.
As a percentage of net revenue, SG&A expenses increased 40 basis points to 35.7% of net revenue in the three months ended March 31, 2026 compared to 35.3% of net revenue in the three months ended March 31, 2025.
Interest Income, net
Interest income, net decreased to $0.5 million in the three months ended March 31, 2026 compared to $0.6 million in the three months ended March 31, 2025.

Income Taxes
Income tax expense was $1.2 million in the three months ended March 31, 2026 compared to $1.2 million in the three months ended March 31, 2025. Our effective tax rate was 35.3% and 19.7% for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase in the effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation that has a disproportionate impact on the quarterly tax rate.
Net and Comprehensive Income
Net and comprehensive income decreased $2.7 million to $2.2 million in the three months ended March 31, 2026 compared to $4.9 million in the three months ended March 31, 2025. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing, Showroom rent, capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of March 31, 2026, we had cash and cash equivalents of $177.1 million.
Our principal sources of liquidity are primarily cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies related to growth initiatives, including supply chain and technology improvements. Our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of March 31, 2026, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid $0.1 million and $0.2 million of the aforementioned special cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the three months ended March 31, 2026 and March 31, 2025, respectively.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026. The Company paid $49.4 million of the aforementioned dividend on its Class A and Class B common stock to shareholders as of the Record Date during the three months ended March 31, 2026.
We have begun a multi-year transformation that will replace certain of our existing systems with a modern and integrated platform encompassing a new enterprise resource planning system (“ERP”), an order management system and a transportation management system. The total incremental investment in connection with these technology upgrades is expected to be approximately $30 million, including implementation and project staffing costs as well as licensing fees through 2030. Cash outflows were approximately $3 million during the three months ended March 31, 2026, and we anticipate approximately $12 million in 2026 and $10 million in 2027, with cash outflows tapering in early 2028 as we transition to annual licensing and maintenance costs of approximately $2 million per year through 2030.
Credit Facility
In November 2021, the Company entered into a revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility provides for, among other things, (1) a revolving credit facility in an aggregate amount not to exceed at any time outstanding the amount of such lender’s commitment, (2) a letter of credit commitment in an amount equal to the lesser of (a) $10.0 million, and (b) the amount of the revolving credit facility as of such date, and (3) a swingline loan in an amount equal to the lesser of (a) $5.0 million, and (b) the amount of the revolving credit facility as of such date. The aggregate amount of all commitments of all lenders under the 2021 Credit Facility was initially $50.0 million. The 2021 Credit Facility contains restrictive covenants and has certain financial covenants, including a maximum rent-adjusted total leverage ratio and a minimum fixed charge ratio. The 2021 Credit Facility initially bore variable interest rates at the prevailing Bloomberg Short-Term Bank Yield index rate plus the applicable margin, whereas the applicable margin is adjusted quarterly based on the Company’s consolidated rent-adjusted total leverage ratio.
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

In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at March 31, 2026.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among other things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at March 31, 2026). At March 31, 2026 and December 31, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $69.9 million, respectively.

Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(9,704)	$46,515
Net cash used in investing activities	(15,880)	(27,621)
Net cash used in financing activities	(50,561)	(1,909)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(76,145)	$16,985
Net cash (used in) provided by operating activities
Comparison of the three months ended March 31, 2026 and March 31, 2025
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the three months ended March 31, 2026, net cash used in operating activities was $9.7 million and consisted of net income of $2.2 million adjusted for non-cash items of $35.7 million, which were partially offset by a decrease in working capital and other activities of $47.6 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $30.7 million, a decrease in operating lease liabilities of $17.9 million primarily due to payments made under the related lease agreements, a decrease in accrued expenses of $16.1 million, a decrease in accounts payable $11.9 million, and an increase in prepaid and other current assets of $7.2 million, which was partially offset by an increase in client deposits of $35.3 million in the three months ended March 31, 2026.
For the three months ended March 31, 2025, net cash provided by operating activities was $46.5 million and consisted of net income of $4.9 million an increase of non-cash items of $30.1 million and an increase in working capital and other activities of $11.5 million. The change in working capital was primarily driven by an increase in client deposits of $42.3 million, which was partially offset by a decrease in operating lease liabilities of $13.9 million primarily due to payments made under the related lease agreements, a decrease in accounts payable of $8.7 million, an increase in merchandise inventory of $4.4 million and a decrease in accrued expenses of $3.2 million in the three months ended March 31, 2025.
Net cash used in investing activities
Comparison of the three months ended March 31, 2026 and March 31, 2025
Investing activities consist primarily of capital expenditures related to investments in Showrooms, vehicles, information technology and systems infrastructure, as well as supply chain investments.
For the three months ended March 31, 2026, net cash used in investing activities was $15.9 million primarily due to investments in Showrooms, investments in our supply chain, and information technology and systems infrastructure, which was partially offset by insurance proceeds for property, furniture, and equipment.
For the three months ended March 31, 2025, net cash used in investing activities was $27.6 million primarily due to investments in Showrooms, vehicles, and information technology and systems infrastructure.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Net cash used in investing activities	$15,880	$27,621
Less: Landlord contributions	3,048	5,473
Total capital expenditures, net of landlord contributions	$12,832	$22,148
Total capital expenditures, net of landlord contributions decreased by $9.3 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
We anticipate our total capital expenditures, net of landlord contributions to be between $70 million and $90 million in fiscal year 2026, primarily related to new Showrooms and information technology and systems infrastructure.
Net cash used in financing activities
Comparison of the three months ended March 31, 2026 and March 31, 2025
For the three months ended March 31, 2026, net cash used in financing activities was $50.6 million primarily due to the payment of the special dividend on our Class A and Class B common stock.

For the three months ended March 31, 2025, net cash used in financing activities was $1.9 million primarily due to the repurchase of shares for payment of withholding taxes for equity based compensation. These shares were not repurchased in connection with any publicly announced share repurchase programs.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the three months ended March 31, 2026 and March 31, 2025, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility. Except for the $5.1 million irrevocable standby letter of credit issued in May 2025 as discussed in Note 4 — Debt to our condensed consolidated financial statements, we have no borrowings under the 2021 Credit Facility as of March 31, 2026. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2026. Based upon that evaluation as of March 31, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Despite these material weaknesses, our CEO and CFO concluded the financial statements were prepared in accordance with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our ICFR.
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
Remediation Activities
As of March 31, 2026, the previously disclosed material weakness related to not designing and maintaining effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions was remediated through the following:

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
With the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. Although the material weaknesses existing as of March 31, 2026 cannot be considered remediated until the related controls have operated effectively for a sufficient period of time and have been tested, we have made meaningful progress and continue to execute our remediation plan, including:

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended March 31, 2026. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of performance stock units and restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
January 2026	19,929	$10.99	—	$—
February 2026	—	—	—	—
March 2026	89,744	7.22	—	—
Total	109,673	$7.90	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filings Referenced for Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of Arhaus, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 10, 2021.

3.2	Amended and Restated Bylaws of Arhaus, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 10, 2021.

10.1#	Employment Letter (Michael Rengel).	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

31.1	Certificate of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

#     Indicates management contract or compensatory plan.
*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May, 2026.

ARHAUS, INC.

By:	/s/ Michael Lee
Name:	Michael Lee
Title:	Chief Financial Officer

By:	/s/ Christian Sedor
Name:	Christian Sedor
Title:	Chief Accounting Officer