Form 10-Q
period 2026-06-30
Arhaus, Inc.
filed 2026-08-06
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2026 the registrant had 54,636,133 shares of Class A common stock and 87,115,600 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$226,399	$253,356
Restricted cash	1,286	3,124
Accounts receivable, net	236	663
Merchandise inventory, net	353,531	338,806
Prepaid and other current assets	61,065	25,425
Total current assets	642,517	621,374
Operating right-of-use assets	415,884	391,274
Financing right-of-use assets	32,184	33,275
Property, furniture and equipment, net	331,038	316,216
Deferred tax assets	15,386	19,545
Goodwill	10,961	10,961
Other noncurrent assets	2,483	2,101
Total assets	$1,450,453	$1,394,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,910	$78,360
Accrued taxes	12,825	10,322
Accrued wages	19,447	20,879
Accrued other expenses	53,269	46,781
Client deposits	263,787	235,943
Current portion of operating lease liabilities	62,156	60,115
Current portion of financing lease liabilities	970	862
Total current liabilities	484,364	453,262
Operating lease liabilities, long-term	494,179	467,226
Financing lease liabilities, long-term	51,931	52,374
Other long-term liabilities	5,032	3,656
Total liabilities	$1,035,506	$976,518
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 55,439,727 shares issued and 54,609,412 outstanding as of June 30, 2026; 54,565,242 shares issued and 53,969,149 outstanding as of December 31, 2025)	55	54
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of June 30, 2026; 87,115,600 shares issued and outstanding as of December 31, 2025)	87	87
Retained earnings	202,037	210,365
Additional paid-in capital	212,768	207,722
Total stockholders’ equity	414,947	418,228
Total liabilities and stockholders’ equity	$1,450,453	$1,394,746
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue	$699,173	$669,807	$384,897	$358,435
Cost of goods sold	412,665	405,993	212,824	210,208
Gross margin	286,508	263,814	172,073	148,227
Selling, general and administrative expenses	230,002	211,520	117,807	101,462
Loss on disposal of assets	104	108	—	—
Income from operations	$56,402	$52,186	$54,266	$46,765
Interest income, net	(1,518)	(1,317)	(1,064)	(744)
Other income	(892)	(236)	(45)	(150)
Income before taxes	58,812	53,739	55,375	47,659
Income tax expense	16,943	13,791	15,729	12,593
Net and comprehensive income	$41,869	$39,948	$39,646	$35,066

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	141,218,014	140,536,663	141,466,361	140,709,814
Net and comprehensive income per share, basic	$0.30	$0.28	$0.28	$0.25
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,776,353	141,126,879	141,808,253	141,162,310
Net and comprehensive income per share, diluted	$0.30	$0.28	$0.28	$0.25
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Six months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2025	53,905	$54	87,116	$87	597	$—	$210,365	$207,722	$418,228
Net income	—	—	—	—	—	—	41,869	—	41,869
Equity based compensation	938	1	—	—	—	—	—	6,057	6,058
Shares withheld to cover employees’ withholding taxes for equity based compensation	(233)	—	—	—	233	—	—	(1,664)	(1,664)
Dividends declared	—	—	—	—	—	—	(50,197)	653	(49,544)
Balances as of June 30, 2026	54,610	$55	87,116	$87	830	$—	$202,037	$212,768	$414,947

	Six months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	39,948	—	39,948
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	684	1	—	—	—	—	—	3,389	3,390
Shares withheld to cover employees’ withholding taxes for equity based compensation	(186)	—	—	—	267	—	—	(1,675)	(1,675)
Dividends declared	—	—	—	—	—	—	201	—	201
Balances as of June 30, 2025	53,787	$54	87,116	$87	541	$—	$183,047	$202,425	$385,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of March 31, 2026	54,143	$54	87,116	$87	706	$—	$162,209	$210,335	$372,685
Net income	—	—	—	—	—	—	39,646	—	39,646
Equity based compensation	591	1	—	—	—	—	—	3,412	3,413
Shares withheld to cover employees' withholding taxes for equity based compensation	(124)	—	—	—	124	—	—	(797)	(797)
Dividends declared	—	—	—	—	—	—	182	(182)	—
Balances as of June 30, 2026	54,610	$55	87,116	$87	830	$—	$202,037	$212,768	$414,947

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of March 31, 2025	53,608	$54	87,116	$87	482	$—	$147,840	$200,847	$348,828
Net income	—	—	—	—	—	—	35,066	—	35,066
Shareholder capital contribution	—	—	—	—	—	—	—	—	—
Equity based compensation	206	—	—	—	—	—	—	1,795	1,795
Shares withheld to cover employees' withholding taxes for equity based compensation	(27)	—	—	—	59	—	—	(217)	(217)
Dividends declared	—	—	—	—	—	—	141	—	141
Balances as of June 30, 2025	53,787	$54	87,116	$87	541	$—	$183,047	$202,425	$385,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$41,869	$39,948
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,114	22,959
Amortization of operating lease right-of-use asset	24,181	20,335
Amortization of interest on operating leases	16,004	14,156
Equity based compensation	6,058	3,390
Deferred tax assets	4,159	(1,529)
Amortization of cloud computing arrangements	1,749	853
Loss on disposal of assets	104	108
Insurance proceeds	176	—
Gain on insurance claims	(952)	—
Changes in operating assets and liabilities
Accounts receivable	427	282
Merchandise inventory	(14,725)	(14,107)
Prepaid and other assets	(38,214)	4,398
Other noncurrent liabilities	1,378	(172)
Accounts payable	(8,254)	1,816
Accrued expenses	8,108	4,746
Operating lease liabilities	(35,242)	(27,952)
Client deposits	27,844	12,197
Net cash provided by operating activities	59,784	81,428
Cash flows from investing activities
Purchases of property, furniture and equipment	(38,093)	(41,622)
Insurance proceeds	1,193	—
Net cash used in investing activities	(36,900)	(41,622)
Cash flows from financing activities
Principal payments under finance leases	(425)	(365)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,664)	(1,675)
Cash dividend payments	(49,590)	(276)
Net cash used in financing activities	(51,679)	(2,316)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,795)	37,490
Cash, cash equivalents and restricted cash
Beginning of period	256,480	200,929
End of period	$227,685	$238,419

Supplemental disclosure of cash flow information
Interest paid in cash	$2,630	$2,513
Interest received in cash	3,539	4,040
Income taxes paid in cash	8,628	13,030
Noncash investing activities:
Purchases of property, furniture and equipment in current liabilities	10,907	7,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family-friendly and lifestyle-oriented settings. Showrooms are immersive, design-forward spaces that serve as an important driver of brand awareness and client engagement, while our eCommerce channel functions as a seamless extension of the physical Showroom experience. The Company operated 109 Showrooms as of June 30, 2026.
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
The accompanying condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, the condensed consolidated statements of comprehensive income, changes in stockholders’ equity for the six and three months ended June 30, 2026 and June 30, 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2026 the results of operations and changes in stockholders’ equity for the six and three months ended June 30, 2026, and cash flows for the six months ended June 30, 2026. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the six and three months ended June 30, 2026 and June 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequently, the U.S. Court of International Trade ruled that tariffs paid under the IEEPA must be refunded in accordance with the law. As a result, the U.S. Customs and Border Protection Agency launched a special tariff refund program to facilitate such refunds.

The Company has requested refunds of $37.8 million for IEEPA tariffs previously paid and believes recovery is probable. As of June 30, 2026, the Company recognized a receivable of $32.7 million, which is included in prepaid and other current assets within the condensed consolidated balance sheets. As of June 30, 2026, the Company received $5.1 million in cash for the refunds.

During the six and three months ended June 30, 2026, the Company recognized a benefit of $23.8 million for the recovery of IEEPA tariffs paid, of which $15.5 million related to inventory sold prior to April 2026 and $8.3 million related to inventory sold during the quarter, in cost of goods sold within the condensed consolidated statements of comprehensive income.

As of June 30, 2026, the Company recorded $14.0 million primarily related to the reductions in inventory costs in merchandise inventory, net within the condensed consolidated balance sheets.

As of August 6, 2026, the Company has received $37.8 million in tariff refunds and $1.3 million in interest.

Client Deposits
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of June 30, 2026 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at June 30, 2026 and December 31, 2025 of $0.4 million and $0.6 million, respectively, is recorded in accrued other expenses within the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at June 30, 2026 and December 31, 2025. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the six and three months ended June 30, 2026, the Company earned $4.3 million, of which $1.0 million related to interest on IEEPA refunds, and $2.5 million, of which $1.0 million related to interest on IEEPA refunds, respectively, in interest income. For the six and three months ended June 30, 2025, the Company earned $4.0 million and $2.1 million, respectively, in interest income. Interest income is included in interest income, net within our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $0.2 million and $0.7 million, respectively, at June 30, 2026 and December 31, 2025, net of allowance for expected credit losses of $0.3 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (amounts in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$7,758	$7,955
Right of return asset	2,397	2,050
Prepaid cloud computing arrangements, net(1)	10,639	8,282
Deposits	3,988	4,152
Other current assets	36,283	2,986
Total prepaid and other current assets	$61,065	$25,425
(1) Presented net of accumulated amortization of $13.1 million and $8.7 million as of June 30, 2026 and December 31, 2025, respectively.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Other Expenses

Accrued other expenses consist of the following (amounts in thousands):

	June 30,	December 31,
	2026	2025
Loyalty reward program	$1,822	$1,984
Reserve for returns	11,199	10,575
Accrued showroom costs	9,906	12,688
Accrued warranty	5,079	4,912
Gift cards	444	587
Accrued self-insurance	2,288	1,616
Accrued other expenses	22,531	14,419
Total accrued other expenses	$53,269	$46,781

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance as of beginning of period	$8,482	$7,627	$8,367	$7,671
Accruals during the period	7,282	6,811	3,981	3,862
Settlements during the period	(7,024)	(6,381)	(3,608)	(3,476)
Balance as of end of the period	$8,740	$8,057	$8,740	$8,057

We recorded accruals in cost of goods sold within the condensed consolidated statements of comprehensive income during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.
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
In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at June 30, 2026.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among other things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at June 30, 2026).
At June 30, 2026 and December 31, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $69.9 million, respectively. Deferred financing costs related to the 2021 Credit Facility of $0.3 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, are recorded in other noncurrent assets within the condensed consolidated balance sheets and will be amortized over the term of the 2021 Credit Facility on

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.3 million as of June 30, 2026 and $0.3 million as of December 31, 2025.
The Company was in compliance with all applicable debt covenants at June 30, 2026 and December 31, 2025, and expects to remain in compliance over the next 12 months.
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
The following table summarizes the amounts recognized within our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating right-of-use assets	$415,884	$391,274
Finance lease assets	Financing right-of-use assets	32,184	33,275
Total leased assets		$448,068	$424,549

Liabilities
Current operating leases	Current portion of operating lease liabilities	$62,156	$60,115
Non-current operating leases	Operating lease liabilities, long-term	494,179	467,226
Total operating lease liabilities		556,335	527,341

Current finance leases	Current portion of financing lease liabilities	970	862
Non-current finance leases	Financing lease liabilities, long-term	51,931	52,374
Total finance lease liabilities		52,901	53,236
Total lease liabilities		$609,236	$580,577
The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease costs:
Operating lease costs(1)	$40,024	$33,430	$20,302	$16,986
Finance lease costs
Amortization of right-of-use assets(1)	1,101	1,140	551	538
Interest expense on lease liabilities(2)	2,552	2,565	1,275	1,276
Variable lease costs(3)	21,311	23,784	11,082	11,542
Short term lease costs(4)	88	88	44	44
Total lease costs	$65,076	$61,007	$33,254	$30,386

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

	Six months ended
	June 30,
Weighted Average Remaining Lease Term (In Years)	2026	2025
Operating leases	8.62	8.71
Finance leases	19.14	19.98
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

	Six months ended
	June 30,
Weighted Average Discount Rate	2026	2025
Operating leases	6.03%	6.05%
Finance leases	9.69%	9.67%
Future lease liabilities at June 30, 2026 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2026	$44,279	$3,028	$47,307
2027	92,724	6,017	98,741
2028	86,567	5,711	92,278
2029	84,112	5,247	89,359
2030	79,064	5,233	84,297
2031	73,687	5,744	79,431
Thereafter	262,561	93,750	356,311
Total lease payments	722,994	124,730	847,724
Less: Amounts representing interest	(166,659)	(71,829)	(238,488)
Total	$556,335	$52,901	$609,236

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2026, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 10 to 16 years. The aggregate minimum rental payments over the term of the leases of approximately $193.5 million are not included in the above table.
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Six months ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$43,002	$39,215
Operating cash flows for finance leases	2,555	2,494
Financing cash flows for finance leases	425	365
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$48,302	$65,625
Finance leases	52	(844)
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	64,187	$18.61
Granted	—	—
Forfeited	—	—
Vested	(64,187)	18.61
Unvested at June 30, 2026	—	$—

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Equity based compensation expense - Restricted Stock	$445	$225	$146	$103
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
Per the 2021 Plan, each RSU and PSU represents a contingent right to receive one share of the Company’s Class A common stock upon vesting. The RSUs granted to award recipients will vest over two to five years (depending on the terms of the award) on each anniversary of the grant date, provided that the award recipient continues to serve the Company through the applicable vesting date (“Continuous Service”). If the award recipient’s Continuous Service terminates for any reason other than death, disability or in connection with a change in control (as such terms are defined in the 2021 Plan), unless the Compensation Committee of the Board of Directors determines otherwise, all RSUs that are unvested at the time of such termination shall be forfeited and cancelled immediately without consideration. RSU and PSU awards contain forfeitable rights to dividend equivalents. Dividend equivalents for outstanding awards are accrued when

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

dividends are declared on the Company’s common stock but are not paid until the awards vest, and dividend equivalents accrued for awards that ultimately do not vest are forfeited. Dividend equivalents are settled in the form of cash or Class A common stock based on the award agreement. The RSUs issued to certain members of the Board of Directors will generally vest on the one-year anniversary of the grant date. The fair value of RSUs is determined based on the market value of the Company’s Class A common stock on the grant date.
The number of PSUs earned will be based on the Company’s financial performance as measured against pre-established target performance goals over the applicable performance period. For PSUs granted in fiscal year 2024, the performance goals are cumulative demand revenue and cumulative adjusted EBITDA. In April 2025, the Company granted PSUs with the aforementioned performance goals and a new performance goal for relative Total Shareholder Return (“TSR”). The fair value of PSUs is determined based on the market value of the Company’s Class A common stock on the grant date. The fair value of the portion of PSUs related to relative TSR is derived from a Monte Carlo valuation model that estimates fair value as of the grant date. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine the Company’s expected TSR ranking relative to a custom peer group. For PSUs granted in fiscal year 2026, the performance goals are cumulative comparable written sales, cumulative adjusted EBITDA and relative TSR. PSUs will vest as of the end of the applicable performance period subject to the award recipient’s Continuous Service, but will not settle and payout until the number of PSUs earned is determined by the Compensation Committee. The award recipient may earn between 0% and 200% of the PSU target award based on the Company’s achievement of the applicable performance goals, with each goal weighted equally. The Company accounts for forfeitures as they occur.
Activity of the Company’s PSU and RSU awards and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	605,039	$9.78	2,320,867	$8.73
Granted	791,262	7.31	1,321,504	6.93
Forfeited	(19,709)	8.52	(43,306)	7.95
Vested	—	—	(788,334)	9.02
Unvested at June 30, 2026	1,376,592	$8.37	2,810,731	$7.82

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Equity based compensation expense - PSUs(1)	$1,417	$246	$954	$173
Equity based compensation expense - RSUs(2)	$4,196	$2,919	$2,313	$1,519

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $8.9 million at June 30, 2026, and will be recognized over a weighted average period of 2.20 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $19.2 million at June 30, 2026, and will be recognized over a weighted average period of 2.55 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table shows revenue by merchandise sales channel and segment expenses (amounts in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Retail	$584,609	$553,639	$320,202	$298,186
eCommerce	114,564	116,168	64,695	60,249
Total net revenue	$699,173	$669,807	$384,897	$358,435
Less costs and expenses(1):
Cost of goods sold	412,665	405,993	212,824	210,208
Corporate and administrative expenses(2)	117,769	108,251	61,018	53,642
Selling expenses	90,505	82,344	45,851	37,952
Marketing expenses	21,728	20,925	10,938	9,868
Loss on disposal of assets	104	108	—	—
Interest income, net	(1,518)	(1,317)	(1,064)	(744)
Other income	(892)	(236)	(45)	(150)
Income before taxes	58,812	53,739	55,375	47,659
Income tax expense	16,943	13,791	15,729	12,593
Net and comprehensive income	$41,869	$39,948	$39,646	$35,066

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net and comprehensive income	$41,869	$39,948	$39,646	$35,066

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	141,218,014	140,536,663	141,466,361	140,709,814
Effect of dilutive restricted stock (1) (2)	558,339	590,216	341,892	452,496
Weighted-average number of common shares outstanding, diluted	141,776,353	141,126,879	141,808,253	141,162,310

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.30	$0.28	$0.28	$0.25
Net and comprehensive income per share, diluted	$0.30	$0.28	$0.28	$0.25

(1) During the six and three months ended June 30, 2026, 625,453 and 1,044,137 shares of unvested RSUs and dividend equivalents were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six and three months ended June 30, 2025, 708,491 and 1,006,601 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the six and three months ended June 30, 2026, 920,293 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the six and three months ended June 30, 2025, 579,489 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2026 and December 31, 2025, the Company has accrued legal costs of $6.8 million and $6.5 million, respectively, that are included in accrued other expenses within our condensed consolidated balance sheets.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of June 30, 2026 and December 31, 2025, we recorded liabilities of $0.3 million and $0.3 million, respectively, in accrued other expenses within the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
The Company has entered into an irrevocable standby letter of credit arrangement for purposes of protecting a lessor against default on lease payments. As of June 30, 2026, these lease payments are included within the Company’s condensed consolidated balance sheets in operating lease liabilities. As of June 30, 2026, the Company had a maximum financial exposure from the irrevocable standby letter of credit totaling approximately $5.1 million, all of which is applied to reduce capacity under the Company's revolving credit facility. The Company has no history of default claims, nor is it aware of circumstances that would require it to perform under this credit arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's condensed consolidated financial statements. Accordingly, no liability has been recorded with respect to this credit arrangement as of June 30, 2026.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “2024 Record Date”). The Company paid $0.1 million and $0.3 million of the aforementioned special cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the six months ended June 30, 2026 and June 30, 2025, respectively.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026 (the “Record Date”). The Company paid $49.5 million of the aforementioned dividend on its Class A and Class B common stock to shareholders as of the Record Date during the six months ended June 30, 2026.
As of June 30, 2026, dividends payable of $0.1 million are included in accrued other expenses. As of June 30, 2026, $0.7 million is included in additional paid-in capital for dividend equivalents. As of December 31, 2025, dividends payable of $0.1 million was included in accrued other expenses and there was no additional paid-in capital balance related to dividend equivalents. The remaining liability and equity balances recorded within our condensed consolidated balance sheets relate to dividend equivalents on outstanding equity awards under the Company’s equity incentive plan that were unvested as of the applicable record date.

10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $0.9 million and $0.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Rent expense was $0.4 million and $0.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a former Director of the Company, own 85% and 15%, respectively, for our Loft in Brooklyn, Ohio. The base lease term was 15 years with no lease renewal options. The monthly rental payments were $20 thousand. In April 2025, the Company amended the lease agreement, effective in October 2025, to extend the lease term to September 2040 with no lease renewal options. The monthly rental payments range from $29 thousand to $39 thousand. Rent expense was $0.2 million and $0.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $2.0 million and $1.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Rent expense was $1.0 million and $0.9 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
11. Income Taxes
Income tax expenses were $16.9 million and $13.8 million in the six months ended June 30, 2026 and June 30, 2025, respectively. Income tax expenses were $15.7 million and $12.6 million in the three months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate was 28.8% and 25.7% for the six months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate was 28.4% and 26.4% for the three months ended June 30, 2026 and June 30, 2025, respectively. The increase in the effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation that has a disproportionate impact on the quarterly tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026 (“Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2025. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
The following discussion contains references to the three months ended June 30, 2026 and June 30, 2025, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the three months ended June 30, 2026 and June 30, 2025, respectively.

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
The table below represents the composition of our Showrooms by format and operating footprint as of each period presented:

	June 30, 2026	December 31, 2025
Traditional Showrooms	91	90
Design Studios	9	9
Lofts	9	8
Total Showrooms	109	107

Total gross square footage (in thousands)	1,897	1,836
Showrooms with interior designers	97	97
Total interior designers	152	142
States where we operate	31	31
For the six months ended June 30, 2026, we generated $699.2 million of net revenue, $286.5 million of gross margin and $41.9 million of net and comprehensive income. For the three months ended June 30, 2026, we generated $384.9 million of net revenue, $172.1 million of gross margin, and $39.6 million of net and comprehensive income.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net and comprehensive income	$41,869	$39,948	$39,646	$35,066
Interest income, net	(1,518)	(1,317)	(1,064)	(744)
Income tax expense	16,943	13,791	15,729	12,593
Depreciation and amortization	25,114	22,959	12,744	11,597
EBITDA	82,408	75,381	67,055	58,512
Equity based compensation	6,058	3,390	3,413	1,795
Other expenses (1)	—	108	—	—
Adjusted EBITDA	$88,466	$78,879	$70,468	$60,307

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

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the IEEPA. Subsequently, the U.S. Court of International Trade ruled that tariffs paid under the IEEPA must be refunded in accordance with the law. As a result, the U.S. Customs and Border Protection Agency launched a special tariff refund program to facilitate such refunds.

The Company has requested refunds of $37.8 million for IEEPA tariffs previously paid and believes recovery is probable. As of June 30, 2026, the Company recognized a receivable of $32.7 million, which is included in prepaid and other current assets within the condensed consolidated balance sheets. As of June 30, 2026, the Company received $5.1 million in cash for the refunds.

During the six and three months ended June 30, 2026, the Company recognized a benefit of $23.8 million for the recovery of IEEPA tariffs paid, of which $15.5 million related to inventory sold prior to April 2026 and $8.3 million related to inventory sold during the quarter, in cost of goods sold within the condensed consolidated statements of comprehensive income.

As of June 30, 2026, the Company recorded $14.0 million primarily related to the reductions in inventory costs in merchandise inventory, net within the condensed consolidated balance sheets.

As of August 6, 2026, the Company has received $37.8 million in tariff refunds and $1.3 million in interest.

Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2025 to June 30, 2026 is summarized in the following table:

	June 30, 2026	December 31, 2025
Showrooms open at beginning of period	107	103
Showrooms opened (1)	3	12
Showrooms closed for relocations	(1)	(7)
Showrooms closed permanently	—	(1)
Showrooms open at end of period	109	107

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our condensed consolidated financial statements and related notes.

Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue	$699,173	$669,807	$384,897	$358,435
Cost of goods sold	412,665	405,993	212,824	210,208
Gross margin	286,508	263,814	172,073	148,227
Selling, general and administrative expenses	230,002	211,520	117,807	101,462
Loss on disposal of assets	104	108	—	—
Income from operations	$56,402	$52,186	$54,266	$46,765
Interest income, net	(1,518)	(1,317)	(1,064)	(744)
Other income	(892)	(236)	(45)	(150)
Income before taxes	58,812	53,739	55,375	47,659
Income tax expense	16,943	13,791	15,729	12,593
Net and comprehensive income	$41,869	$39,948	$39,646	$35,066
Other Operational Data (dollars in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue	$699,173	$669,807	$384,897	$358,435
Comparable delivered sales	1.4%	4.7%	4.0%	10.5%
Comparable written sales	2.8%	0.4%	12.5%	(3.6)%
Gross margin as a % of net revenue	41.0%	39.4%	44.7%	41.4%
Selling, general and administrative expenses as a % of net revenue	32.9%	31.6%	30.6%	28.3%
Income from operations as a % of net revenue	8.1%	7.8%	14.1%	13.0%
Net and comprehensive income	$41,869	$39,948	$39,646	$35,066
Net and comprehensive income as a % of net revenue	6.0%	6.0%	10.3%	9.8%
Adjusted EBITDA(1)	$88,466	$78,879	$70,468	$60,307
Adjusted EBITDA as a % of net revenue	12.7%	11.8%	18.3%	16.8%
Total Showrooms at end of period	109	103	109	103

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the six months ended June 30, 2026 and June 30, 2025
Net Revenue
Net revenue increased $29.4 million, or 4.4%, to $699.2 million in the six months ended June 30, 2026 compared to $669.8 million in the six months ended June 30, 2025. The increase was driven primarily by $20.2 million of revenue growth related to new Showrooms opened in 2026 and 2025, with the remainder due to increased demand for our products.
Gross Margin
Gross margin increased $22.7 million, or 8.6%, to $286.5 million in the six months ended June 30, 2026 compared to $263.8 million in the six months ended June 30, 2025. The increase was primarily driven by higher net revenue and the benefit related to recoveries of IEEPA tariffs of $23.8 million, partially offset by increased product costs of $20.5 million, higher Showroom occupancy costs of $5.3 million, higher fuel costs of $3.9 million, and higher credit card fees of $1.6 million.

As a percentage of net revenue, gross margin increased 160 basis points to 41.0% of net revenue in the six months ended June 30, 2026 compared to 39.4% of net revenue in the six months ended June 30, 2025. The gross margin increase was primarily driven by the benefit related to recoveries of IEEPA tariffs, which contributed 340 basis points, partially offset by higher product costs, which increased by 140 basis points, higher fuel costs, which increased by 50 basis points, Showroom occupancy costs, which increased by 40 basis points, and credit card fees, which increased by 10 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $18.5 million, or 8.7%, to $230.0 million in the six months ended June 30, 2026 compared to $211.5 million in the six months ended June 30, 2025. The increase was primarily due to a $10.3 million increase in general and administrative costs related to strategic investments to support and drive the growth of the business, including technology improvements, and other corporate expenses and a $8.2 million increase in selling expenses primarily related to new Showrooms and increased demand for our products.
As a percentage of net revenue, SG&A expenses increased 130 basis points to 32.9% of net revenue in the six months ended June 30, 2026 compared to 31.6% of net revenue in the six months ended June 30, 2025.
Interest Income, net
Interest income, net increased to $1.5 million, of which $1.0 million related to interest earned on IEEPA refunds, in the six months ended June 30, 2026 compared to $1.3 million in the six months ended June 30, 2025.
Income Taxes
Income tax expense was $16.9 million in the six months ended June 30, 2026 compared to $13.8 million in the six months ended June 30, 2025. Our effective tax rate was 28.8% and 25.7% for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase in the effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation that has a disproportionate impact on the quarterly tax rate.
Net and Comprehensive Income
Net and comprehensive income increased $2.0 million to $41.9 million in the six months ended June 30, 2026 compared to $39.9 million in the six months ended June 30, 2025. The increase was driven by the factors described above.
Comparison of the three months ended June 30, 2026 and June 30, 2025
Net Revenue
Net revenue increased $26.5 million, or 7.4%, to $384.9 million in the three months ended June 30, 2026 compared to $358.4 million in the three months ended June 30, 2025. The increase was driven primarily by increased demand for our products and $10.7 million of revenue growth related to new Showrooms opened in 2026 and 2025.
Gross Margin
Gross margin increased $23.9 million, or 16.1%, to $172.1 million in the three months ended June 30, 2026 compared to $148.2 million in the three months ended June 30, 2025. The increase was primarily due to higher net revenue, the benefit related to recoveries of IEEPA tariffs of $23.8 million, partially offset by increased product costs of $16.4 million, higher Showroom occupancy costs of $3.8 million, and higher fuel costs of $2.8 million.
As a percentage of net revenue, gross margin increased 330 basis points to 44.7% of net revenue in the three months ended June 30, 2026 compared to 41.4% of net revenue in the three months ended June 30, 2025. The gross margin increase as a percentage of net revenue was primarily driven by the benefit related to recoveries of IEEPA tariffs, which contributed 620 basis points, partially offset by higher product costs, which increased 190 basis points, higher fuel costs, which increased by 70 basis points, and Showroom occupancy costs, which increased 40 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $16.3 million, or 16.1%, to $117.8 million in the three months ended June 30, 2026 compared to $101.5 million in the three months ended June 30, 2025. The increase was primarily due to an $8.4 million increase in general and administrative costs, primarily related to strategic investments to support and drive the growth of the business, including technology improvements, and other corporate expenses, and a $7.9 million increase in selling expenses primarily related to new Showrooms and increased demand for our products.
As a percentage of net revenue, SG&A expenses increased 230 basis points to 30.6% of net revenue in the three months ended June 30, 2026 compared to 28.3% of net revenue in the three months ended June 30, 2025.
Interest Income, net
Interest income, net increased to $1.1 million, of which $1.0 million related to interest earned on IEEPA refunds, in the three months ended June 30, 2026 compared to $0.7 million in the three months ended June 30, 2025.
Income Taxes
Income taxes were $15.7 million in the three months ended June 30, 2026 compared to $12.6 million in the three months ended June 30, 2025. Our effective tax rate was 28.4% and 26.4% for the three months ended June 30, 2026 and June 30, 2025, respectively.
Net and Comprehensive Income
Net and comprehensive income increased $4.5 million to $39.6 million in the three months ended June 30, 2026 compared to $35.1 million in the three months ended June 30, 2025. The increase was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing, Showroom rent, capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of June 30, 2026, we had cash and cash equivalents of $226.4 million.
Our principal sources of liquidity are primarily cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies related to growth initiatives, including supply chain and technology improvements. Our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of June 30, 2026, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid $0.1 million and $0.3 million of the aforementioned special cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the six months ended June 30, 2026 and June 30, 2025, respectively.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026. The Company paid $49.5 million of the aforementioned dividend on its Class A and Class B common stock to shareholders as of the Record Date during the six months ended June 30, 2026.
We have begun a multi-year transformation that will replace certain of our existing systems with a modern and integrated platform encompassing a new enterprise resource planning system (“ERP”), an order management system, a transportation management system and a point of sale system. The total incremental investment in connection with these technology upgrades is expected to be approximately $50 million, including implementation and project staffing costs as well as licensing fees through 2030. Cash outflows were approximately $5 million during the six months ended June 30, 2026, and we anticipate approximately $20 million in 2026 and $12 million in 2027, with cash outflows tapering in early 2028 as we transition to annual licensing and maintenance costs of approximately $6 million per year through 2030.
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

In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at June 30, 2026.
In October 2025, the Company entered into the Third Amendment to Credit Agreement and Amendment to Security and Pledge Agreement (the “Amendment”). The Amendment further amends the 2021 Credit Facility to, among other things, (1) extend the maturity date of the revolving credit facility from November 8, 2026 to October 17, 2030, and (2) increase the letter of credit commitment to an amount equal to the lesser of (a) $15 million, and (b) the amount of the revolving credit facility as of such date. After giving effect to the Amendment, the aggregate amount of revolving credit commitments under the Credit Agreement remains $75 million. The Company has the option to increase the revolving credit commitment thereunder by an additional $25 million. In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at June 30, 2026). At June 30, 2026 and December 31, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $69.9 million, respectively.

Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Six months ended
	June 30,
	2026	2025
Net cash provided by operating activities	$59,784	$81,428
Net cash used in investing activities	(36,900)	(41,622)
Net cash used in financing activities	(51,679)	(2,316)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,795)	$37,490

Net cash provided by operating activities
Comparison of the six months ended June 30, 2026 and June 30, 2025
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the six months ended June 30, 2026, net cash provided by operating activities was $59.8 million and consisted of net income of $41.9 million adjusted for non-cash items of $76.6 million, which were partially offset by a decrease in working capital and other activities of $58.7 million. The use of cash from working capital was primarily driven by an increase in prepaid and other current assets of $38.2 million primarily due to the IEEPA tariff receivable, a decrease in operating lease liabilities of $35.2 million primarily due to payments made under the related lease agreements, an increase in merchandise inventory of $14.7 million, and a decrease in accounts payable $8.3 million, which was partially offset by an increase in client deposits of $27.8 million and a increase in accrued expenses of $8.1 million in the six months ended June 30, 2026.
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
Net cash used in investing activities
Comparison of the six months ended June 30, 2026 and June 30, 2025
Investing activities consist primarily of capital expenditures related to investments in Showrooms, vehicles, information technology and systems infrastructure, as well as supply chain investments.
For the six months ended June 30, 2026, net cash used in investing activities was $36.9 million primarily due to investments in Showrooms, investments in our supply chain, and information technology and systems infrastructure, which was partially offset by insurance proceeds for property, furniture, and equipment.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Six months ended
	June 30,
	2026	2025
Net cash used in investing activities	$36,900	$41,622
Less: Landlord contributions	7,859	11,149
Total capital expenditures, net of landlord contributions	$29,041	$30,473

Total capital expenditures, net of landlord contributions decreased by $1.4 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
We anticipate our total capital expenditures, net of landlord contributions to be between $70 million and $90 million in fiscal year 2026, primarily related to new Showrooms and information technology and systems infrastructure.
Net cash used in financing activities
Comparison of the six months ended June 30, 2026 and June 30, 2025
For the six months ended June 30, 2026, net cash used in financing activities was $51.7 million primarily due to the payment of the special dividend on our Class A and Class B common stock.

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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the six and three months ended June 30, 2026 and June 30, 2025, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility. Except for the $5.1 million irrevocable standby letter of credit issued in May 2025 as discussed in Note 4 — Debt to our condensed consolidated financial statements, we have no borrowings under the 2021 Credit Facility as of June 30, 2026. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2026. Based upon that evaluation as of June 30, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Remediation Activities
As of June 30, 2026, the previously disclosed material weakness related to not designing and maintaining effective controls to address the identification of and accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP of such transactions was remediated through the following:
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
With the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. Although the material weaknesses existing as of June 30, 2026 cannot be considered remediated until the related controls have operated effectively for a sufficient period of time and have been tested, we have made meaningful progress and continue to execute our remediation plan, including:

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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended June 30, 2026. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of performance stock units and restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
April 2026	110,154	$6.47	—	$—
May 2026	12,857	5.98	—	—
June 2026	1,131	6.52	—	—
Total	124,142	$6.42	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August, 2026.

ARHAUS, INC.

By:	/s/ Michael Lee
Name:	Michael Lee
Title:	Chief Financial Officer

By:	/s/ Christian Sedor
Name:	Christian Sedor
Title:	Chief Accounting Officer