Form 10-Q
period 2026-09-30
Arhaus, Inc.
filed 2026-11-05
CIK 1875444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2026 the registrant had 55,084,654 shares of Class A common stock and 86,671,140 shares of Class B common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements of Arhaus, Inc. and Subsidiaries

Arhaus, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$318,039	$253,356
Restricted cash	1,320	3,124
Accounts receivable, net	320	663
Merchandise inventory, net	360,496	338,806
Prepaid and other current assets	30,692	25,425
Total current assets	710,867	621,374
Operating right-of-use assets	427,812	391,274
Financing right-of-use assets	31,623	33,275
Property, furniture and equipment, net	338,081	316,216
Deferred tax assets	16,402	19,545
Goodwill	10,961	10,961
Other noncurrent assets	2,992	2,101
Total assets	$1,538,738	$1,394,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,581	$78,360
Accrued taxes	8,366	10,322
Accrued wages	28,164	20,879
Accrued other expenses	50,944	46,781
Client deposits	324,988	235,943
Current portion of operating lease liabilities	63,295	60,115
Current portion of financing lease liabilities	976	862
Total current liabilities	548,314	453,262
Operating lease liabilities, long-term	508,555	467,226
Financing lease liabilities, long-term	51,692	52,374
Other long-term liabilities	4,983	3,656
Total liabilities	$1,113,544	$976,518
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A shares, par value $0.001 per share (600,000,000 shares authorized, 55,469,464 shares issued and 54,637,146 outstanding as of September 30, 2026; 54,565,242 shares issued and 53,969,149 outstanding as of December 31, 2025)	55	54
Class B shares, par value $0.001 per share (100,000,000 shares authorized, 87,115,600 shares issued and outstanding as of September 30, 2026; 87,115,600 shares issued and outstanding as of December 31, 2025)	87	87
Retained earnings	210,020	210,365
Additional paid-in capital	215,032	207,722
Total stockholders’ equity	425,194	418,228
Total liabilities and stockholders’ equity	$1,538,738	$1,394,746
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited, amounts in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$1,067,289	$1,014,377	$368,116	$344,570
Cost of goods sold	636,361	617,142	223,696	211,149
Gross margin	430,928	397,235	144,420	133,421
Selling, general and administrative expenses	364,342	328,534	134,340	117,014
Loss (gain) on disposal of assets	116	81	12	(27)
Income from operations	$66,470	$68,620	$10,068	$16,434
Interest income, net	(2,527)	(2,137)	(1,009)	(820)
Other income	(1,514)	(354)	(622)	(118)
Income before taxes	70,511	71,111	11,699	17,372
Income tax expense	20,823	18,945	3,880	5,154
Net and comprehensive income	$49,688	$52,166	$7,819	$12,218

Net and comprehensive income per share, basic
Weighted-average number of common shares outstanding, basic	141,353,368	140,635,317	141,619,661	140,829,409
Net and comprehensive income per share, basic	$0.35	$0.37	$0.06	$0.09
Net and comprehensive income per share, diluted
Weighted-average number of common shares outstanding, diluted	141,943,580	141,310,742	142,275,176	141,676,722
Net and comprehensive income per share, diluted	$0.35	$0.37	$0.05	$0.09
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited, amounts in thousands)

	Nine months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2025	53,905	$54	87,116	$87	597	$—	$210,365	$207,722	$418,228
Net income	—	—	—	—	—	—	49,688	—	49,688
Equity based compensation	968	1	—	—	—	—	—	8,482	8,483
Shares withheld to cover employees’ withholding taxes for equity based compensation	(235)	—	—	—	235	—	—	(1,681)	(1,681)
Dividends declared	—	—	—	—	—	—	(50,033)	509	(49,524)
Balances as of September 30, 2026	54,638	$55	87,116	$87	832	$—	$210,020	$215,032	$425,194

	Nine months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of December 31, 2024	53,289	$53	87,116	$87	274	$—	$142,898	$200,707	$343,745
Net income	—	—	—	—	—	—	52,166	—	52,166
Shareholder capital contribution	—	—	—	—	—	—	—	4	4
Equity based compensation	812	1	—	—	—	—	—	6,343	6,344
Shares withheld to cover employees’ withholding taxes for equity based compensation	(229)	—	—	—	310	—	—	(2,045)	(2,045)
Dividends declared	—	—	—	—	—	—	202	—	202
Balances as of September 30, 2025	53,872	$54	87,116	$87	584	$—	$195,266	$205,009	$400,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited, amounts in thousands)

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of June 30, 2026	54,610	$55	87,116	$87	830	$—	$202,037	$212,768	$414,947
Net income	—	—	—	—	—	—	7,819	—	7,819
Equity based compensation	30	—	—	—	—	—	—	2,425	2,425
Shares withheld to cover employees' withholding taxes for equity based compensation	(2)	—	—	—	2	—	—	(17)	(17)
Dividends declared	—	—	—	—	—	—	164	(144)	20
Balances as of September 30, 2026	54,638	$55	87,116	$87	832	$—	$210,020	$215,032	$425,194

	Three months ended
	Common Stock				Treasury Stock		Total Stockholders’ Equity
	Class A		Class B		Class A
	Shares	Amount	Shares	Amount	Shares	Amount	Retained Earnings	Additional Paid-in Capital	Total Stockholders’ Equity
Balances as of June 30, 2025	53,787	$54	87,116	$87	541	$—	$183,047	$202,425	$385,613
Net income	—	—	—	—	—	—	12,218	—	12,218
Shareholder capital contribution	—	—	—	—	—	—	—	—	—
Equity based compensation	128	—	—	—	—	—	—	2,954	2,954
Shares withheld to cover employees' withholding taxes for equity based compensation	(43)	—	—	—	43	—	—	(370)	(370)
Dividends declared	—	—	—	—	—	—	1	—	1
Balances as of September 30, 2025	53,872	$54	87,116	$87	584	$—	$195,266	$205,009	$400,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$49,688	$52,166
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,384	34,716
Amortization of operating lease right-of-use asset	36,752	31,358
Amortization of interest on operating leases	24,534	21,842
Equity based compensation	8,483	6,344
Deferred tax assets	3,143	10,395
Amortization of cloud computing arrangements	2,450	1,905
Loss on disposal of assets	116	81
Insurance proceeds	1,899	—
Gain on insurance claims	(2,675)	—
Changes in operating assets and liabilities
Accounts receivable	343	181
Merchandise inventory	(21,690)	(31,718)
Prepaid and other assets	(9,164)	(19)
Other noncurrent liabilities	1,328	(92)
Accounts payable	(7,800)	556
Accrued expenses	9,727	9,150
Operating lease liabilities	(52,603)	(42,427)
Client deposits	89,045	33,100
Net cash provided by operating activities	172,960	127,538
Cash flows from investing activities
Purchases of property, furniture and equipment	(59,391)	(59,751)
Insurance proceeds	1,193	—
Proceeds from the sale of property, furniture and equipment	59	54
Net cash used in investing activities	(58,139)	(59,697)
Cash flows from financing activities
Principal payments under finance leases	(671)	(530)
Repurchase of shares for payment of withholding taxes for equity based compensation	(1,681)	(2,045)
Cash dividend payments	(49,590)	(340)
Net cash used in financing activities	(51,942)	(2,915)
Net increase in cash, cash equivalents and restricted cash	62,879	64,926
Cash, cash equivalents and restricted cash
Beginning of period	256,480	200,929
End of period	$319,359	$265,855

Supplemental disclosure of cash flow information
Interest paid in cash	$3,925	$3,773
Interest received in cash	6,585	6,226
Income taxes paid in cash	17,577	14,046
Noncash investing activities:
Purchases of property, furniture and equipment in current liabilities	11,715	7,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

1
1. Nature of Business and Basis of Presentation
Nature of Business
Arhaus, Inc. (“Arhaus,” “Company,” “we,” “us” or “our”) is a Delaware corporation and is a premium retailer in the home furnishings market, specializing in livable luxury supported by heirloom quality merchandise. We offer merchandise across a broad range of categories, including furniture, outdoor, bath, lighting, textiles, and décor. Our curated assortments are presented across our sales channels in sophisticated, family-friendly and lifestyle-oriented settings. Showrooms are immersive, design-forward spaces that serve as an important driver of brand awareness and client engagement, while our eCommerce channel functions as a seamless extension of the physical Showroom experience. The Company operated 109 Showrooms as of September 30, 2026.
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
The accompanying condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, the condensed consolidated statements of comprehensive income, changes in stockholders’ equity for the nine and three months ended September 30, 2026 and September 30, 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and September 30, 2025 and the related interim condensed consolidated disclosures are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2026, the results of operations and changes in stockholders’ equity for the nine and three months ended September 30, 2026, and cash flows for the nine months ended September 30, 2026. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The results for the nine and three months ended September 30, 2026 and September 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The Company has received $37.8 million in tariff refunds and $1.3 million in interest as of September 30, 2026.

During the nine and three months ended September 30, 2026, the Company recognized a benefit of $36.3 million and $12.5 million, respectively, for the recovery of IEEPA tariffs paid, primarily related to other merchandise inventory costs in cost of goods sold within the condensed consolidated statements of comprehensive income. As of September 30, 2026, the Company recorded $1.5 million related to the reduction in inventory costs in merchandise inventory, net within the condensed consolidated balance sheets.

Client Deposits
Client deposits represent payments made by clients on orders. At the time of order, the Company collects deposits for all orders equivalent to at least 50 percent of the clients’ purchase price. Orders are recognized as revenue when the merchandise is delivered to the client and at the time of delivery the client deposit is no longer recorded as a liability. The Company expects substantially all client deposits as of September 30, 2026 will be recognized as net revenue within the next 12 months as the performance obligations are satisfied.
Gift Cards
The Company sells gift cards to clients in our Showrooms. Such gift cards do not have expiration dates. We defer revenue when payments are received in advance of performance for unsatisfied obligations related to our gift cards. The liability related to unredeemed gift cards at September 30, 2026 and December 31, 2025 of $0.5 million and $0.6 million, respectively, is recorded in accrued other expenses within the condensed consolidated balance sheets. The Company recognizes income associated with breakage proportional to actual gift card redemptions.
Fair Values of Financial Instruments
The Company’s primary financial instruments are cash and cash equivalent investments, accounts receivable, payables, lease obligations and equity based compensation instruments. Due to the short-term maturities of cash and cash equivalent investments, accounts receivable and payables, the Company believes the fair values of these instruments approximate their respective carrying values at September 30, 2026 and December 31, 2025. See Note 5 — Leases for discussion of our lease obligations and Note 6 — Equity Based Compensation for discussion of our equity based compensation instruments.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company invests in Level 1 cash and cash equivalent investments such as money market funds and interest-bearing checking accounts. For the nine and three months ended September 30, 2026, the Company earned $6.6 million and $2.4 million, respectively, in interest income. For the nine and three months ended September 30, 2025, the Company earned $6.2 million and $2.2 million, respectively, in interest income. Interest income is included in interest income, net within our condensed consolidated statements of comprehensive income.
Accounts Receivable
The Company’s accounts receivables are $0.3 million and $0.7 million, respectively, at September 30, 2026 and December 31, 2025, net of allowance for expected credit losses of $0.3 million and $0.4 million, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. Accounts receivable are written off when they become uncollectible and any payments subsequently received on such receivables are credited to the allowance for expected credit losses. Accounts receivable are recorded at the invoiced amount and do not bear interest.
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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

A reconciliation of the changes in our limited merchandise warranty liability is as follows (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance as of beginning of period	$8,482	$7,627	$8,740	$8,057
Accruals during the period	10,729	10,426	3,447	3,615
Settlements during the period	(10,348)	(9,826)	(3,324)	(3,445)
Balance as of end of the period	$8,863	$8,227	$8,863	$8,227

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
In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at September 30, 2026.
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
In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at September 30, 2026).
At September 30, 2026 and December 31, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $69.9 million, respectively. Deferred financing costs related to the 2021 Credit Facility of $0.3 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, are recorded in other noncurrent assets within the condensed consolidated balance sheets and will be amortized over the term of the 2021

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit Facility on a straight-line basis. Accumulated amortization related to deferred financing costs for the 2021 Credit Facility was $0.3 million as of September 30, 2026 and $0.3 million as of December 31, 2025.
The Company was in compliance with all applicable debt covenants at September 30, 2026 and December 31, 2025, and expects to remain in compliance over the next 12 months.
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
The following table summarizes the amounts recognized within our condensed consolidated balance sheets related to leases (amounts in thousands):

	Condensed Consolidated Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating right-of-use assets	$427,812	$391,274
Finance lease assets	Financing right-of-use assets	31,623	33,275
Total leased assets		$459,435	$424,549

Liabilities
Current operating leases	Current portion of operating lease liabilities	$63,295	$60,115
Non-current operating leases	Operating lease liabilities, long-term	508,555	467,226
Total operating lease liabilities		571,850	527,341

Current finance leases	Current portion of financing lease liabilities	976	862
Non-current finance leases	Financing lease liabilities, long-term	51,692	52,374
Total finance lease liabilities		52,668	53,236
Total lease liabilities		$624,518	$580,577
The components of lease cost recognized within our condensed consolidated statements of comprehensive income are as follows (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease costs:
Operating lease costs(1)	$61,103	$51,840	$21,079	$18,410
Finance lease costs
Amortization of right-of-use assets(1)	1,652	1,685	551	545
Interest expense on lease liabilities(2)	3,823	3,843	1,271	1,278
Variable lease costs(3)	33,406	34,882	12,095	11,098
Short term lease costs(4)	133	132	45	44
Total lease costs	$100,117	$92,382	$35,041	$31,375

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

	Nine months ended
	September 30,
Weighted Average Remaining Lease Term (In Years)	2026	2025
Operating leases	8.29	8.69
Finance leases	18.95	19.76
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

	Nine months ended
	September 30,
Weighted Average Discount Rate	2026	2025
Operating leases	5.83%	6.04%
Finance leases	9.70%	9.68%
Future lease liabilities at September 30, 2026 are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease Liabilities (1)	Finance Lease Liabilities	Total Lease Liabilities
Remainder of 2026	$22,784	$1,512	$24,296
2027	95,566	6,020	101,586
2028	90,261	5,714	95,975
2029	87,542	5,249	92,791
2030	82,434	5,233	87,667
2031	77,125	5,744	82,869
Thereafter	290,713	93,754	384,467
Total lease payments	746,425	123,226	869,651
Less: Amounts representing interest	(174,575)	(70,558)	(245,133)
Total	$571,850	$52,668	$624,518

(1) Includes leases with related parties. See Note 10 — Related Party Transactions for amounts leased from related parties.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2026, the Company has entered into leases for Showrooms and equipment which have not yet commenced with expected lease terms ranging from 10 to 12 years. The aggregate minimum rental payments over the term of the leases of approximately $166.2 million are not included in the above table.
Supplemental cash flow information related to leases is as follows (amounts in thousands):

	Nine months ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$64,838	$59,642
Operating cash flows for finance leases	3,827	3,772
Financing cash flows for finance leases	671	530
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72,669	$93,896
Finance leases	61	(747)
6. Equity Based Compensation
Activity of the Company’s Restricted Stock and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	Restricted Stock - Class A
	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	64,187	$18.61
Granted	—	—
Forfeited	—	—
Vested	(64,187)	18.61
Unvested at September 30, 2026	—	$—

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Equity based compensation expense - Restricted Stock	$445	$567	$—	$342
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
Activity of the Company’s PSU and RSU awards and their related equity based compensation expense are summarized in the following tables (amounts in thousands, except share and per share data):

	PSU Awards		RSU Awards
	Amount	Weighted Average Grant Date Fair Value	Amount	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	605,039	$9.78	2,320,867	$8.73
Granted	803,785	7.33	1,400,117	7.09
Forfeited	(143,488)	8.76	(475,724)	8.46
Vested	—	—	(817,735)	8.93
Unvested at September 30, 2026	1,265,336	$8.26	2,427,525	$7.74

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Equity based compensation expense - PSUs(1)	$2,127	$808	$710	$562
Equity based compensation expense - RSUs(2)	$5,911	$4,969	$1,715	$2,050

(1) Total unrecognized equity based compensation for the PSUs to be recognized in future periods is $7.5 million at September 30, 2026, and will be recognized over a weighted average period of 2.01 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
(2) Total unrecognized equity based compensation for the RSUs to be recognized in future periods is $14.5 million at September 30, 2026, and will be recognized over a weighted average period of 2.39 years. Equity based compensation expense is recorded within selling, general and administrative expenses on our condensed consolidated statements of comprehensive income.
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
The following table shows revenue by merchandise sales channel and segment expenses (amounts in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Retail	$890,931	$839,798	$306,322	$286,159
eCommerce	176,358	174,579	61,794	58,411
Total net revenue	$1,067,289	$1,014,377	$368,116	$344,570
Less costs and expenses(1):
Cost of goods sold	636,361	617,142	223,696	211,149
Corporate and administrative expenses(2)	179,676	163,896	61,907	55,645
Selling expenses	143,009	128,017	52,504	45,673
Marketing expenses	41,657	36,621	19,929	15,696
Loss (gain) on disposal of assets	116	81	12	(27)
Interest income, net	(2,527)	(2,137)	(1,009)	(820)
Other income	(1,514)	(354)	(622)	(118)
Income before taxes	70,511	71,111	11,699	17,372
Income tax expense	20,823	18,945	3,880	5,154
Net and comprehensive income	$49,688	$52,166	$7,819	$12,218

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

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted net and comprehensive income per share are as follows (amounts in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net and comprehensive income	$49,688	$52,166	$7,819	$12,218

Denominator—Weighted Average Shares Outstanding
Weighted-average number of common shares outstanding, basic	141,353,368	140,635,317	141,619,661	140,829,409
Effect of dilutive restricted stock (1) (2)	590,212	675,425	655,515	847,313
Weighted-average number of common shares outstanding, diluted	141,943,580	141,310,742	142,275,176	141,676,722

Net and Comprehensive Income Per Share
Net and comprehensive income per share, basic	$0.35	$0.37	$0.06	$0.09
Net and comprehensive income per share, diluted	$0.35	$0.37	$0.05	$0.09

(1) During the nine and three months ended September 30, 2026, 496,208 and 237,720 shares of unvested RSUs and dividend equivalents were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine and three months ended September 30, 2025, 544,565 and 216,714 shares of unvested restricted stock and RSUs were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2) During the nine and three months ended September 30, 2026, 819,302 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria. During the nine and three months ended September 30, 2025, 560,641 PSUs were excluded from the calculation of the effect of dilutive restricted stock because they did not meet the required performance criteria.
9. Commitments and Contingencies
The Company is involved in litigation and claims that are incidental to its business. Although the outcome of these matters cannot be determined at the present time, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2026 and December 31, 2025, the Company has accrued legal costs of $7.6 million and $6.5 million, respectively, that are included in accrued other expenses within our condensed consolidated balance sheets.
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects, or has accrued for, taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. As of September 30, 2026 and December 31, 2025, we recorded liabilities of $0.3 million and $0.3 million, respectively, in accrued other expenses within the condensed consolidated balance sheets for non-income tax matters that were probable and reasonably estimable.
The Company has entered into an irrevocable standby letter of credit arrangement for purposes of protecting a lessor against default on lease payments. As of September 30, 2026, these lease payments are included within the Company’s condensed consolidated balance sheets in operating lease liabilities. As of September 30, 2026, the Company had a maximum financial exposure from the irrevocable standby letter of credit totaling approximately $5.1 million, all of which is applied to reduce capacity under the Company's revolving credit facility. The Company has no history of default claims, nor is it aware of circumstances that would require it to perform under this credit arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's condensed consolidated financial statements. Accordingly, no liability has been recorded with respect to this credit arrangement as of September 30, 2026.

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024 (the “2024 Record Date”). The Company paid $0.1 million and $0.3 million of the aforementioned special cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the nine months ended September 30, 2026 and September 30, 2025, respectively.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026 (the “Record Date”). The Company paid $49.5 million of the aforementioned dividend on its Class A and Class B common stock to shareholders as of the Record Date during the nine months ended September 30, 2026.
As of September 30, 2026, dividends payable of $0.1 million are included in accrued other expenses. As of September 30, 2026, $0.5 million is included in additional paid-in capital for dividend equivalents. As of December 31, 2025, dividends payable of $0.1 million was included in accrued other expenses and there was no additional paid-in capital balance related to dividend equivalents. The remaining liability and equity balances recorded within our condensed consolidated balance sheets relate to dividend equivalents on outstanding equity awards under the Company’s equity incentive plan that were unvested as of the applicable record date.
10. Related Party Transactions
Leasing transactions

In November 2000, the Company entered into a lease agreement with Pagoda Partners, LLC, a company of which John Reed, our CEO, indirectly owns 50%, for our warehouse in Walton Hills, Ohio. The base lease term was 17 years with a 5-year renewal option. In August 2020, the Company amended the lease agreement to extend the lease term to April 2024. The monthly rental payments were $0.1 million. In July 2023, the Company amended the lease agreement to extend the lease term to April 2034 with one additional 5-year renewal option. The monthly rental payments range from $0.1 million to $0.2 million. Rent expense was $1.3 million and $1.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Rent expense was $0.4 million and $0.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

In July 2010, the Company entered into a lease agreement with Brooklyn Arhaus, a company of which our CEO and Mr. Beargie, a former Director of the Company, own 85% and 15%, respectively, for our Loft in Brooklyn, Ohio. The base lease term was 15 years with no lease renewal options. The monthly rental payments were $20 thousand. In April 2025, the Company amended the lease agreement, effective in October 2025, to extend the lease term to September 2040 with no lease renewal options. The monthly rental payments range from $29 thousand to $39 thousand. Rent expense was $0.3 million and $0.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively.
In March 2021, the Company entered into a lease agreement with Premier Conover, LLC, a company of which our CEO indirectly owns 40%, for a distribution center and manufacturing building. The base lease term is for 12 years, with a 10-year renewal option and two additional 5-year renewal options at the higher of the minimum base rent or the fair market rent at the time of renewal execution. The monthly rental payments range from $0.2 million to $0.3 million during the 12-year base lease term and from $0.4 million to $0.5 million during the 10-year renewal period. Rent expense was $2.9 million and $2.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Rent expense was $0.9 million and $1.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively.
11. Income Taxes
Income tax expenses were $20.8 million and $18.9 million in the nine months ended September 30, 2026 and September 30, 2025, respectively. Income tax expenses were $3.9 million and $5.2 million in the three months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate was 29.5% and 26.6% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate was 33.2% and 29.7% for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase in the year-to-date and

Arhaus, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

quarterly effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (“Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2025. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or are proven incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology, including, but not limited to, “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors beyond our control that could cause our actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following:
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
The following discussion contains references to the nine and three months ended September 30, 2026 and September 30, 2025, which represents the condensed consolidated financial results of Arhaus, Inc. and subsidiaries for the nine and three months ended September 30, 2026 and September 30, 2025, respectively.

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
The table below represents the composition of our Showrooms by format and operating footprint as of each period presented:

	September 30, 2026	December 31, 2025
Traditional Showrooms	91	90
Design Studios	9	9
Lofts	9	8
Total Showrooms	109	107

Total gross square footage (in thousands)	1,922	1,836
Showrooms with interior designers	98	97
Total interior designers	152	142
States where we operate	31	31
For the nine months ended September 30, 2026, we generated $1,067.3 million of net revenue, $430.9 million of gross margin and $49.7 million of net and comprehensive income. For the three months ended September 30, 2026, we generated $368.1 million of net revenue, $144.4 million of gross margin, and $7.8 million of net and comprehensive income.
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
Net Revenue and Written Sales. Net revenue is recognized when a client obtains control of the merchandise. We also track written sales in our business which is a key performance indicator linked to the level of client orders placed. Written sales is an operating metric that we use to measure the dollar value of orders (based on purchase price) at the time the order is placed, net of the dollar value of cancellations and returns (based on unpaid purchase price and amount credited to client). These orders are recognized as net revenue when a client obtains control of the merchandise. Because written sales is measured net of cancellations, all written sales will eventually become net revenue, with appropriate reserves, when delivered to the client.
Comparable Delivered Sales. Comparable Delivered Sales is the year-over-year percentage change of the dollar value of orders delivered (based on purchase price), net of the dollar value of returns (based on amount credited to client), from comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 15 consecutive months, which enables management to view the performance of those Showrooms without the dollar value of orders delivered for new Showrooms being included. Comparable Showrooms are defined as permanent Showrooms open for at least 15 consecutive months, including relocations in the same market. Showrooms record written sales immediately upon opening, while orders delivered take additional time because product must be delivered to the client. The dollar value of orders delivered for Loft comparable locations is included.
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
Comparable Written Sales. Comparable Written Sales is the year-over-year percentage change in written sales from our comparable Showrooms and eCommerce, including through our catalogs and other mailings. This metric is a key performance indicator used by management to evaluate Showroom performance for locations that have been opened for at least 13 consecutive months, which enables management to view the performance of those Showrooms without new Showroom written sales. For Comparable Written Sales, comparable Showrooms are defined as permanent Showrooms open for at least 13 consecutive months, including relocations in the same market. The dollar value of orders written for Loft comparable locations is included.
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
The following is a reconciliation of our net and comprehensive income to EBITDA and adjusted EBITDA for the periods presented (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net and comprehensive income	$49,688	$52,166	$7,819	$12,218
Interest income, net	(2,527)	(2,137)	(1,009)	(820)
Income tax expense	20,823	18,945	3,880	5,154
Depreciation and amortization	39,384	34,716	14,270	11,757
EBITDA	107,368	103,690	24,960	28,309
Equity based compensation	8,483	6,344	2,425	2,954
Other expenses (income) (1)	—	81	—	(27)
Adjusted EBITDA	$115,851	$110,115	$27,385	$31,236

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

The Company has received $37.8 million in tariff refunds and $1.3 million in interest as of September 30, 2026.

During the nine and three months ended September 30, 2026, the Company recognized a benefit of $36.3 million and $12.5 million, respectively, for the recovery of IEEPA tariffs paid, primarily related to other merchandise inventory costs in cost of goods sold within the condensed consolidated statements of comprehensive income. As of September 30, 2026, the Company recorded $1.5 million related to the reduction in inventory costs in merchandise inventory, net within the condensed consolidated balance sheets.

Showroom Openings and Closings
New Showrooms contribute incremental expense, new Showroom opening expense and net revenue to the Company. Our recent Showroom growth from January 1, 2025 to September 30, 2026 is summarized in the following table:

	September 30, 2026	December 31, 2025
Showrooms open at beginning of period	107	103
Showrooms opened (1)	4	12
Showrooms closed for relocations	(2)	(7)
Showrooms closed permanently	—	(1)
Showrooms open at end of period	109	107

(1) Showrooms opened during the respective periods includes both new and relocated Showrooms.
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated and should be read together with our condensed consolidated financial statements and related notes.
Condensed Consolidated Statements of Comprehensive Income Data (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$1,067,289	$1,014,377	$368,116	$344,570
Cost of goods sold	636,361	617,142	223,696	211,149
Gross margin	430,928	397,235	144,420	133,421
Selling, general and administrative expenses	364,342	328,534	134,340	117,014
Loss (gain) on disposal of assets	116	81	12	(27)
Income from operations	$66,470	$68,620	$10,068	$16,434
Interest income, net	(2,527)	(2,137)	(1,009)	(820)
Other income	(1,514)	(354)	(622)	(118)
Income before taxes	70,511	71,111	11,699	17,372
Income tax expense	20,823	18,945	3,880	5,154
Net and comprehensive income	$49,688	$52,166	$7,819	$12,218

Other Operational Data (dollars in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$1,067,289	$1,014,377	$368,116	$344,570
Comparable delivered sales	1.8%	4.5%	2.6%	4.1%
Comparable written sales	6.7%	2.8%	13.9%	7.4%
Gross margin as a % of net revenue	40.4%	39.2%	39.2%	38.7%
Selling, general and administrative expenses as a % of net revenue	34.1%	32.4%	36.5%	34.0%
Income from operations as a % of net revenue	6.2%	6.8%	2.7%	4.8%
Net and comprehensive income	$49,688	$52,166	$7,819	$12,218
Net and comprehensive income as a % of net revenue	4.7%	5.1%	2.1%	3.5%
Adjusted EBITDA(1)	$115,851	$110,115	$27,385	$31,236
Adjusted EBITDA as a % of net revenue	10.9%	10.9%	7.4%	9.1%
Total Showrooms at end of period	109	103	109	103

(1) See “How We Assess the Performance of Our Business,” for a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net and comprehensive income.
Comparison of the nine months ended September 30, 2026 and September 30, 2025
Net Revenue
Net revenue increased $52.9 million, or 5.2%, to $1,067.3 million in the nine months ended September 30, 2026 compared to $1,014.4 million in the nine months ended September 30, 2025. The increase was driven primarily by $33.8 million of revenue growth related to new Showrooms opened in 2026 and 2025, with the remainder due to increased demand for our products.
Gross Margin
Gross margin increased $33.7 million, or 8.5%, to $430.9 million in the nine months ended September 30, 2026 compared to $397.2 million in the nine months ended September 30, 2025. The increase was primarily driven by higher net revenue and the benefit related to recoveries of IEEPA tariffs of $8.8 million for inventory sold prior to January 1, 2026, partially offset by higher Showroom occupancy costs of $11.7 million, increased product costs of $9.2 million, higher fuel costs of $6.2 million, and higher credit card fees of $2.1 million.
As a percentage of net revenue, gross margin increased 120 basis points to 40.4% of net revenue in the nine months ended September 30, 2026 compared to 39.2% of net revenue in the nine months ended September 30, 2025. The gross margin increase as a percentage of net revenue was primarily driven by favorable products costs, which contributed 90 basis points, favorable delivery costs, which contributed 90 basis points, the benefit related to the recoveries of IEEPA tariffs, which contributed 80 basis points, partially offset by higher fuel costs, which increased by 60 basis points, Showroom occupancy costs, which increased by 60 basis points, and credit card fees, which increased by 10 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $35.8 million, or 10.9%, to $364.3 million in the nine months ended September 30, 2026 compared to $328.5 million in the nine months ended September 30, 2025. The increase was primarily due to a $20.8 million increase in general and administrative costs related to strategic investments to support and drive the growth of the business, including technology improvements, marketing initiatives and other corporate expenses, and a $15.0 million increase in selling expenses primarily related to increased demand for our products and new Showrooms.
As a percentage of net revenue, SG&A expenses increased 170 basis points to 34.1% of net revenue in the nine months ended September 30, 2026 compared to 32.4% of net revenue in the nine months ended September 30, 2025.

Interest Income, net
Interest income, net increased to $2.5 million in the nine months ended September 30, 2026 compared to $2.1 million in the nine months ended September 30, 2025.
Income Taxes
Income tax expense was $20.8 million in the nine months ended September 30, 2026 compared to $18.9 million in the nine months ended September 30, 2025. Our effective tax rate was 29.5% and 26.6% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase in the effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation.
Net and Comprehensive Income
Net and comprehensive income decreased $2.5 million to $49.7 million in the nine months ended September 30, 2026 compared to $52.2 million in the nine months ended September 30, 2025. The decrease was driven by the factors described above.
Comparison of the three months ended September 30, 2026 and September 30, 2025
Net Revenue
Net revenue increased $23.5 million, or 6.8%, to $368.1 million in the three months ended September 30, 2026 compared to $344.6 million in the three months ended September 30, 2025. The increase was driven primarily by $13.2 million of revenue growth related to new Showrooms opened in 2026 and 2025, with the remainder due to increased demand for our products.
Gross Margin
Gross margin increased $11.0 million, or 8.2%, to $144.4 million in the three months ended September 30, 2026 compared to $133.4 million in the three months ended September 30, 2025. The increase was primarily due to higher net revenue, partially offset by higher Showroom occupancy costs of $6.4 million, increased product costs of $3.7 million, and higher fuel costs of $2.3 million.
As a percentage of net revenue, gross margin increased 50 basis points to 39.2% of net revenue in the three months ended September 30, 2026 compared to 38.7% of net revenue in the three months ended September 30, 2025. The gross margin increase as a percentage of net revenue was primarily driven by favorable product costs, which contributed 130 basis points, favorable delivery costs, which contributed 80 basis points, partially offset by Showroom occupancy costs, which increased 110 basis points and higher fuel costs, which increased by 60 basis points.
Selling, General and Administrative Expenses
SG&A expenses increased $17.3 million, or 14.8%, to $134.3 million in the three months ended September 30, 2026 compared to $117.0 million in the three months ended September 30, 2025. The increase was primarily due to a $10.5 million increase in general and administrative costs, primarily related to strategic investments to support and drive the growth of the business, including marketing initiatives, technology improvements and other corporate expenses, and a $6.8 million increase in selling expenses primarily related to increased demand for our products and new Showrooms.
As a percentage of net revenue, SG&A expenses increased 250 basis points to 36.5% of net revenue in the three months ended September 30, 2026 compared to 34.0% of net revenue in the three months ended September 30, 2025.
Interest Income, net
Interest income, net increased to $1.0 million in the three months ended September 30, 2026 compared to $0.8 million in the three months ended September 30, 2025.
Income Taxes
Income taxes were $3.9 million in the three months ended September 30, 2026 compared to $5.2 million in the three months ended September 30, 2025. Our effective tax rate was 33.2% and 29.7% for the three months ended September 30,

2026 and September 30, 2025, respectively. The increase in the effective tax rate was primarily driven by the section 162(m) limitation on the deductibility of certain employee compensation.
Net and Comprehensive Income
Net and comprehensive income decreased $4.4 million to $7.8 million in the three months ended September 30, 2026 compared to $12.2 million in the three months ended September 30, 2025. The decrease was driven by the factors described above.
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs have historically been for merchandise inventories, payroll, marketing, Showroom rent, capital expenditures associated with opening new Showrooms and renovating existing Showrooms, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of September 30, 2026, we had cash and cash equivalents of $318.0 million.
Our principal sources of liquidity are primarily cash flows from operations. We believe our operating cash flows will be sufficient to meet working capital requirements and fulfill other capital needs for at least the next 12 months, although we may enter into borrowing arrangements in the future.
While we do not require debt to fund our operations, our goal continues to be to position the Company to take advantage of the many opportunities that we may identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including new debt financing arrangements. In addition to funding the normal operations of our business, we have used our liquidity to fund investments and strategies related to growth initiatives, including supply chain and technology improvements. Our needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. As of September 30, 2026, we have no material off-balance sheet arrangements.
On February 29, 2024, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.50 per share, payable April 4, 2024, to shareholders of record at the close of business on March 21, 2024. The Company paid $0.1 million and $0.3 million of the aforementioned special cash dividend on its Class A common stock related to dividend equivalents on equity awards that vested during the nine months ended September 30, 2026 and September 30, 2025, respectively.
On February 17, 2026, the Board of Directors of the Company declared a special cash dividend on the Company’s Class A and Class B common stock of $0.35 per share, payable March 31, 2026, to shareholders of record at the close of business on March 18, 2026. The Company paid $49.5 million of the aforementioned dividend on its Class A and Class B common stock to shareholders as of the Record Date during the nine months ended September 30, 2026.
We have begun a multi-year transformation that will replace certain of our existing systems with a modern and integrated platform encompassing a new enterprise resource planning system (“ERP”), an order management system, a transportation management system and a point of sale system. The total incremental investment in connection with these technology upgrades is expected to be approximately $50 million, including implementation and project staffing costs as well as licensing fees through 2030. Cash outflows were approximately $10 million during the nine months ended September 30, 2026, and we anticipate approximately $20 million in 2026 and $12 million in 2027, with cash outflows tapering in early 2028 as we transition to annual licensing and maintenance costs of approximately $6 million per year through 2030.
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

In May 2025, the Company issued an irrevocable standby letter of credit under the 2021 Credit Facility in the amount of $5.1 million in connection with a lease, which remained outstanding at September 30, 2026.
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
In connection with the Amendment, the Company has incurred approximately $0.2 million in debt issuance costs. The 2021 Credit Facility bears variable interest rates at the prevailing Term Secured Overnight Financing Rate plus the applicable margin (1.75% at September 30, 2026). At September 30, 2026 and December 31, 2025, we had no borrowings on the 2021 Credit Facility and the available borrowing capacity was $69.9 million and $69.9 million, respectively.

Refer to Note 4 — Debt to our condensed consolidated financial statements for further information on our 2021 Credit Facility.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities (amounts in thousands):

	Nine months ended
	September 30,
	2026	2025
Net cash provided by operating activities	$172,960	$127,538
Net cash used in investing activities	(58,139)	(59,697)
Net cash used in financing activities	(51,942)	(2,915)
Net increase in cash, cash equivalents and restricted cash	$62,879	$64,926
Net cash provided by operating activities
Comparison of the nine months ended September 30, 2026 and September 30, 2025
Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, operating lease amortization, deferred income taxes, equity based compensation and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2026, net cash provided by operating activities was $173.0 million and consisted of net income of $49.7 million adjusted for non-cash items of $114.1 million, which includes a change in working capital and other activities of $9.2 million. The cash provided by working capital was primarily driven by an increase in client deposits of $89.0 million and an increase in accrued expenses of $9.7 million, partially offset by a decrease in operating lease liabilities of $52.6 million primarily due to payments made under the related lease agreements, an increase in merchandise inventory of $21.7 million, an increase in prepaid and other current assets of $9.2 million, and a decrease in accounts payable of $7.8 million in the nine months ended September 30, 2026.

For the nine months ended September 30, 2025, net cash provided by operating activities was $127.5 million and consisted of net income of $52.2 million adjusted for non-cash items of $106.6 million, which were partially offset by a change in working capital and other activities of $31.3 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $42.4 million primarily due to payments made under the related lease agreements and an increase in merchandise inventory of $31.7 million, which was partially offset by an increase in client deposits of $33.1 million, and an increase in accrued expenses of $9.2 million in the nine months ended September 30, 2025.
Net cash used in investing activities
Comparison of the nine months ended September 30, 2026 and September 30, 2025
Investing activities consist primarily of capital expenditures related to investments in Showrooms, vehicles, information technology and systems infrastructure, as well as supply chain investments.
For the nine months ended September 30, 2026, net cash used in investing activities was $58.1 million primarily due to investments in Showrooms, investments in our supply chain, and information technology and systems infrastructure, which was partially offset by insurance proceeds for property, furniture, and equipment.
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

Historical capital expenditures are summarized as follows (amounts in thousands):

	Nine months ended
	September 30,
	2026	2025
Net cash used in investing activities	$58,139	$59,697
Less: Landlord contributions	12,431	16,810
Total capital expenditures, net of landlord contributions	$45,708	$42,887
Total capital expenditures, net of landlord contributions increased by $2.8 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
We anticipate our total capital expenditures, net of landlord contributions to be between $70 million and $90 million in fiscal year 2026, primarily related to new Showrooms and information technology and systems infrastructure.
Net cash used in financing activities
Comparison of the nine months ended September 30, 2026 and September 30, 2025
For the nine months ended September 30, 2026, net cash used in financing activities was $51.9 million primarily due to the payment of the special dividend on our Class A and Class B common stock.

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
Foreign Currency Exchange Risk
We believe foreign currency exchange rate fluctuations do not contain significant market risk to us due to the nature of our relationships with our vendors outside of the United States. We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for the nine and three months ended September 30, 2026 and September 30, 2025, respectively. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.
Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowing under our 2021 Credit Facility. Except for the $5.1 million irrevocable standby letter of credit issued in May 2025 as discussed in Note 4 — Debt to our condensed consolidated financial statements, we have no borrowings under the 2021 Credit Facility as of September 30, 2026. Based on the interest rate in the 2021 Credit Facility and to the extent borrowings were outstanding, we do not believe a 100 basis point change in interest rates would have a material impact on our financial condition or results of operations for the periods presented. We currently do not use derivative instruments to manage this risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2026. Based upon that evaluation as of September 30, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
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
Remediation Activities
With the oversight of senior management and our Audit Committee, we continue to assess, implement and redesign our ICFR. Although the material weaknesses existing as of September 30, 2026 cannot be considered remediated until the related controls have operated effectively for a sufficient period of time and have been tested, we have made meaningful progress and continue to execute our remediation plan, including:

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
•A multi-year company-wide initiative has begun to modernize the Company’s IT infrastructure, including the implementation of a new ERP to replace our existing ERP, to be capable of streamlining many of our manual financial reporting processes, enhancing our information technology control environment and mitigating the underlying internal control gaps and limitations that cannot be remediated within current systems.
•Conducted and developed a plan for recurring trainings on a periodic basis for control owners and performers on key ICFR topics including, but not limited to:
–user access review completion;
–review and conclusions around Systems and Organization Control I (“SOC1”) reports;
–software used in accounting;
–validation of the system generated data used in the execution of a control;
–account reconciliation formats and required support;
–journal entry review and support; and
–maintaining evidence of control support.
•Enhanced communications to employees regarding our internal control environment and related expectations. We developed training for newly hired personnel to ensure they are adequately trained with the appropriate level of knowledge and understanding of ICFR and its importance.
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
•Management has evaluated and refined its financial statement close process to enhance processes around the preparation and review of journal entries, including assessing the reliability of reports and spreadsheets used in controls. Enhanced the design of the control activities over the review of our consolidated balance sheet and statement of cash flows to help ensure that the classification of operating and investing activities is appropriately presented in the statement of cash flows.
•Designed and implemented policies and procedures over all significant accounts.
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
Changes in Internal Control Over Financial Reporting
As described above, we have implemented a number of controls as part of our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information with respect to repurchases of shares made by the Company during the three months ended September 30, 2026. The table reflects shares delivered to the Company by employees to satisfy tax withholding obligations due upon the vesting of performance stock units and restricted stock units. These shares were not repurchased in connection with any publicly announced share repurchase programs.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under publicly announced plans
July 2026	1,536	$8.59	—	$—
August 2026	—	—	—	—
September 2026	467	8.40	—	—
Total	2,003	$8.55	—	$—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:
On August 25, 2026, John Reed, director and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000,000 shares of the Company’s Class A common stock beginning December 1, 2026. The arrangement’s expiration date is August 3, 2027.

On August 25, 2026, certain Reed family trusts, of which director Albert Adams and former director William Beargie are trustees, also adopted a 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,000,000 additional shares of the Company’s Class A common stock beginning December 1, 2026. The arrangement’s expiration date is also August 3, 2027.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2026.

ARHAUS, INC.

By:	/s/ Michael Lee
Name:	Michael Lee
Title:	Chief Financial Officer

By:	/s/ Christian Sedor
Name:	Christian Sedor
Title:	Chief Accounting Officer